Form 10-Q
period 2015-05-31
Poverty Dignified, Inc.
filed 2015-07-15
CIK 1591615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Comission file number: ____________

_____________________________

Poverty Dignified, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3754609
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

10617 Kettering Drive, Suite 219

Charlotte, NC 28226

Telephone No.: (719) 761-1869

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒ (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 11, 2015, there were 7,038,180 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Balance Sheets

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash	$22,096	$147,877
Prepaid expenses and other current assets	3,422	7,182
Total Current Assets	25,518	155,059

Property and equipment, net	946	1,346

Total Assets	$26,464	$156,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$53,015	$7,672
Accrued expenses	1,684	1,819
Accrued payroll expenses	33,371	1,457
Deferred revenue	15,000	-
Franchise liability	90,000
Due to officer	6,704	-
Total Current Liabilities	199,774	10,948

Stockholders' Equity (Deficit)
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 7,038,180 and 5,372,036 shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	704	537
Additional paid in capital	7,037,476	5,371,499
Accumulated deficit	(7,211,490)	(5,226,579)
Total Stockholders' Equity (Deficit)	(173,310)	145,457

Total Liabilities and Stockholders' Equity (Deficit)	$26,464	$156,405

The accompanying notes are an integral part of these financial statements.

Poverty Dignified, Inc.
Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended	For the Period from September 27, 2013 (Inception) to
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
Research and development	24,504	124,471	111,302	139,780
Professional fees	50,304	25,276	197,140	30,146
General and administrative
Stock Compensation	-	-	1,230,877	4,624,537
Other	78,413	145,883	445,592	193,369
Total General and Administrative	78,413	145,883	1,676,469	4,817,906
Total Operating Expenses	153,221	295,630	1,984,911	4,987,832

Net Loss	$(153,221)	$(295,630)	$(1,984,911)	$(4,987,832)

Net loss per common share
-Basic and Diluted	$(0.02)	$(0.06)	$(0.32)	$(1.43)

Weighted average common shares outstanding
-Basic and Diluted	7,038,180	4,940,657	6,283,992	3,477,778

The accompanying notes are an integral part of these financial statements.

Poverty Dignified, Inc.
Statement of Changes in Stockholders' Equity
Unaudited

	Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Equity (Deficit)

Balance at August 31, 2014	5,372,036	$537	$5,371,499	$(5,226,579)	$145,457

Issuance of common stock	435,144	44	435,100	-	435,144
Stock Compensation	1,231,000	123	1,230,877	-	1,231,000
Net loss	-	-	-	(1,984,911)	(1,984,911)

Balance at May 31, 2015	7,038,180	$704	$7,037,476	$(7,211,490)	$(173,310)

The accompanying notes are an integral part of these financial statements.

Poverty Dignified, Inc.
Statements of Cash Flows
Unaudited

		For the
		Period from
	Nine Months	September 27, 2013
	Ended	(Inception) to
	May 31, 2015	May 31, 2014

Cash Flows From Operating Activities
Net loss	$(1,984,911)	$(4,987,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,230,877	4,624,537
Depreciation	400	90
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,760	(35,639)
Accounts payable	45,343	9,236
Accrued expenses	(135)	-
Accrued payroll expenses	31,914	-
Deferred revenue	15,000	-
Franchise liability	90,000
Net Cash Used In Operating Activities	(567,752)	(389,608)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(1,608)
Net Cash Used In Investing Activities	-	(1,608)

Cash Flows From Financing Activities
Advance from officer, net	6,704	1,930
Issuance of common stock	435,267	512,141
Net Cash Provided By Financing Activities	441,971	514,071

Net Increase (Decrease) in Cash	(125,781)	122,855
Cash at Beginning of Period	147,877	-
Cash at End of Period	$22,096	$122,855

Supplementary Disclosure Of Cash Flow Information
Cash Paid During The Period For:
Interest	$982	$-
Income taxes	$245	$-

The accompanying notes are an integral part of these financial statements.

Poverty Dignified, Inc. Notes to Unaudited Financial Statements May 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013 (Inception), and is headquartered in Charlotte, North Carolina. The Company established itself as a business incubation company developing micro-franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business concept providing cell phone charging, LED lighting systems and MP3 players for education and entertainment. These entities are collectively referred herein to as Poverty Dignified, or the Company.

The Company is currently exploring market opportunities in Kenya and South Africa.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's Form S-1/A, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2014. The interim results for the period ended May 31, 2015 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc. and My Power Solutions, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2015, the Company had cash of $22,096; working capital deficit of $174,256 and a stockholders' deficiency of $173,310. The Company has not generated any revenues from ongoing operations as of the end of the third quarter ended May 31, 2015, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold one unit that is not operational and has not been effective in reducing operational expenses. As a result, as of May 31, 2015, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for Officer salaries and will defer payments until the franchise sales are finalized in the fourth quarter and has the ability to borrow funds from affiliates as needed. Management believes that it will be successful in closing the pending franchise sales; however, no assurance can be provided that the Company will be able to do so.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Going Concern and Management's Plans (continued)

The Company also has a history of raising capital and has the ability to continue to raise capital through the issuance of stock if needed. The Company also has the ability to sell Master Franchise Agreements for various territories throughout Africa, generating sufficient cash to fund working capital needs. Poverty Dignified, Inc. is an "Incubation" company. The Company is constantly incubating other business concepts and technologies that will be wholly owned subsidiaries of Poverty Dignified, and thus contributing to the revenues and profitability of Poverty Dignified as a whole. These concepts will contribute to the overall profitability of Poverty Dignified, Inc. and allow the necessary funds to be in place to offset any additional costs from the operations of My Power Solutions, Inc.

Risks and Uncertainties

Our initial market will be Africa. Poverty Dignified's activities are subject to significant risks and uncertainties, including failing to secure funding to operationalize the franchise business concept.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of May 31, 2015 and August 31, 2014, property and equipment solely consists of computers. Accumulated depreciation as of May 31, 2015 and August 31, 2014 was $662 and $262, respectively and depreciation expense for the three and nine month periods ended May 31, 2015 was $135 and $400, respectively. Depreciation expense for the three and nine month periods ended May 31, 2014 was $90 and $90, respectively.

Accrued Expenses

Accrued expenses are recorded when incurred. At May 31, 2015, accrued expenses primarily consisted of travel related expenses of $1,172 and telephone expense of $373. At August 31, 2014, accrued expenses primarily consisted of equipment and supplies of $832, travel of $489 and product development of $410.

Revenue Recognition

The Company recognizes revenue once pervasive evidence that an agreement exists; the product and/or service have been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of May 31, 2015, the Company had not executed any area development agreements.

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and dÉcor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. As of May 31, 2015, the Company had sold one franchise but has yet to complete the services required to recognize the revenue. As such, the Company has recorded deferred revenue of $15,000 and a franchise liability of $90,000 at May 31, 2015.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned.

Advertising

Advertising expenditures are charged to expense as incurred. Total advertising expense for the three and nine month periods ended May 31, 2015 was $3,724 and $14,252, respectively, and is included in general and administrative expenses. Total advertising expense for the three and nine month periods ended May 31, 2014 was $11,732 and $27,967, respectively.

Research and Development

Research and development expenditures are charged to expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of income.

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at May 31, 2015 or August 31, 2014.

Earnings Per Share

Basic Earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of operations.

NOTE 3 – STOCKHOLDERS' EQUITY

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 7,038,180 and 5,372,036 shares of common stock issued and outstanding at May 31, 2015 and August 31, 2014, respectively. No preferred stock has been issued.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's agreement with a supplier, as of May 31, 2015, the Company is committed to the purchase of a total of 1,500 kits, 2 solar power collection systems, 260 battery charging trays, and 2,000 power packs. These products will be allocated in part or in full to the production of 3 full franchise units. The total commitment for the products is $138,155, of which $69,078 was paid in June 2015 with the remaining balance due upon receipt of the products.

NOTE 5 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through May 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	May 31, 2015	August 31, 2014

Total Deferred Tax Asset	$(474,626)	$(210,715)
Valuation Allowance	474,626	210,715
Net Deferred Tax Asset	$-	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the periods ended May 31, 2015 and 2014 are as follows:

	2015	2014

Income tax computed at the federal statutory rate	35.0%	35.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	35.0%	35.0%
Valuation allowance	-35.0%	-35.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $53,627 and $263,911, respectively, during the three and nine months ended May 31, 2015.

As of May 31, 2015, the Company had a federal and state net operating loss carryforward in the amount of $1,356,075. The net operating loss carryforward differs from the accumulated deficit incurred to date due to the non-deductibility of stock compensation.

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 13, 2015, John Kevin Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at May 31, 2015 is $6,704. This advance does not bear interest.

During the three months ended May 31, 2015, the Company was reimbursed $97,223 by Power It Perfect, Inc., an affiliated company primarily owned by John Kevin Lowther (CEO and Director of the Company) and George C. Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. This amount has been recorded as an offset to those expenses in the accompanying statements of operations.

NOTE 7 – SUBSEQUENT EVENTS

On June 9, 2015 Power It Perfect, Inc. loaned the Company $175,000 in exchange for a promissory note that bears interest at five percent. The loan is non-collateralized and is due on demand.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Background Overview

Poverty Dignified, Inc. is incorporated in the State of Nevada in September 2013. We were formed to operate as a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. On March 30, 2015, we sold our first franchise for $105,000.

Since our inception on September 27, 2013 to May 31, 2015, we have not generated any revenues and have incurred a loss of $7,211,490, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Although we do not value the services at this price, we value the stock at a $1 based on a Private Placement Memorandum where we raised $750,000 at a $1 per share. During this time since our inception, we incurred operating expenses of $7,211,490 resulting in a cumulative loss of $7,211,490; expenses, not including the expense of our stock value for services, were incurred totaling $1,356,076 relating to research and development, professional fees, and all other general and administrative expenses. For the nine months ended May 31, 2015, we incurred expenses of $754,034 which do not include the expense of our stock value for services of $1,230,877. We have spent the last year developing our business plan, advertising our potential franchise model, paying professional fees and developing our charging stations.

Going Concern

As of May 31, 2015, the Company had cash of $22,096; working capital deficit of $174,256 and a stockholders' deficiency of $173,310. The Company has not generated any revenues from ongoing operations as of May 31, 2015, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold one unit that is not operational and has not been effective in reducing operational expenses. As a result, as of May 31, 2015, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,200,000 for its operations, research and development, and marketing of its franchise opportunities.

During the three months ended May 31, 2015, the Company sold its first franchise for $105,000. The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business objectives. The Company intends to sell additional franchises which will raise adequate cash to accomplish its business plan. In the interim, the Company will accrue for Officer salaries and will defer payments until the franchise sales are finalized and has the ability to borrow funds from affiliates as needed. Management believes that it will be successful in closing the pending franchise sales; however, no assurance can be provided that the Company will be able to do so.

Results of Operations

For the three and nine months May 31, 2015

There were no revenues for the three and nine months ended May 31, 2015. There was a net loss of $1,984,911, mostly in relation to our issuance of stock as compensation, for the nine months ended May 31, 2015 and $153,221 for the three months ended May 31, 2015.

Our expenses for the nine months ended May 31, 2015 were related to research and development of $111,302, professional fees of $197,140, and general and administrative costs of $1,676,469. General and administrative costs primarily consisted of stock compensation of $1,230,877, payroll expenses $349,362, travel of $32,714, and advertising $14,252.

Our expenses since inception to May 31, 2015 related mostly to the development of our solar products, development of our solar panels, controller, and container, marketing of our franchise opportunity, and development of our franchise materials. For the abovementioned developments, we employed the services of multiple outside companies and consultants. We also incurred non-cash expenses from the sale of stock at less than par value in exchange for par value and services of $5,855,414.

For the three and nine months May 31, 2014

There were no revenues for the three and nine months ended May 31, 2014. There was a net loss of $4,987,832, mostly in relation to our issuance of stock as compensation, for the nine months ended May 31, 2014 and $295,630 for the three months ended May 31, 2014.

Our expenses for the nine months ended May 31, 2014 were related to research and development of $139,780, professional fees of $30,146, and general and administrative costs of $4,817,906. General and administrative costs primarily consisted of stock compensation of $4,624,537, payroll expenses $67,690, travel of $25,775, and advertising $27,967.

Our expenses since inception to May 31, 2014 related mostly to the development of our solar products, development of our solar panels, controller, and container, marketing of our franchise opportunity, and development of our franchise materials. For the abovementioned developments, we employed the services of multiple outside companies and consultants. We also incurred non-cash expenses from the sale of stock at less than par value in exchange for par value and services of $4,624,537.

Liquidity and Capital Resources

The Company had $147,877 in cash and a balance of $7,182 in prepaid expenses at August 31, 2014. As of May 31, 2015 the Company had a cash balance of $22,096 and $3,422 of prepaid expenses. We intend to use our cash to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We are currently exploring market opportunities in Kenya and South Africa. From inception to May 31, 2015, we have expensed $7,211,490 of which $5,855,414 was non-cash compensation and $1,356,076 was other start-up costs. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. In March 2015, we sold our first franchise for $105,000. We believe we will continue selling franchises over the next 12 months and this will provide for our expenses. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Thus, we believe that we will see a significant reduction in our monthly burn rate now that we have moved into an operational stage and out of a development stage. We define burn rate as the rate which we spend capital in excess of revenues.

We also have a history of raising capital and have the ability to continue to raise capital through the issuance of stock if needed. In our private placement memorandum dated January 2014 and closed November 2014, we raised $1,182,180 for operations, research and development, and marketing of franchise opportunities. $747,036 was raised from the time of the issuance of the private placement memorandum and the fiscal year ending August 31, 2014, an additional $435,144 was raised during the three month period ending November 30, 2014. We have the ability to sell Master Franchise Agreements for various territories throughout Africa, generating sufficient cash to fund working capital needs. Poverty Dignified, Inc. is an "Incubation" company. The Company is constantly incubating other business concepts and technologies that will be wholly owned subsidiaries of Poverty Dignified, and thus contributing to the revenues and profitability of Poverty Dignified as a whole.

As of May 31, 2015, we had cash of $22,096 and have had a decrease in cash over the last nine months and will need to find additional sources of capital to continue. We believe in the near future we will generate revenues from the deployment of our franchises. Thus, we believe the cash we currently have will be enough to deploy our current business plan and to open franchises in Kenya and over time in South Africa in 2015. We are substantially complete with our research and development activities as it relates to My Power Solutions and our franchise operations in Africa. We do not expect to incur any additional research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. We believe we will begin generating revenues in 2015 of which there can be no guarantee. However, if we want to continue developing franchises and franchising concepts, we will need to reinvest all of our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of May 31, 2015 we have issued 5,856,000 shares of our common stock to various shareholders, in exchange for cash and services. Since inception, we have recognized total expense of $5,855,414, of which $-0- and $1,230,877, respectively, were recognized in the three and nine months ended May 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company's principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.

Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company's corporate legal counsel.

•

Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, since the effectiveness of the Company's filing under Form S-1/A.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poverty Dignified, Inc.

Dated: July 11, 2015	By:	/s/ Kevin Lowther
Kevin Lowther
President and Chief Executive Officer

	By:	/s/ George C. Critz
George C. Critz
Vice-President and Chief Financial Officer

