Form 10-K
period 2015-08-31
Poverty Dignified, Inc.
filed 2015-12-15
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: _____________

Poverty Dignified, Inc.

Nevada	46-3754609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10617 Kettering Drive, Ste. 219

Charlotte, NC 28226

(719) 761-1869

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act

 None

Name of each exchange on which registered

 N/A

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 15, 2015, there were 7,038,180 shares of common stock, par value $0.0001 per share, outstanding.

There was no trading market for the Registrants voting stock on the last business day of the Registrant's most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") contains "forward-looking statements." Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations of the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets, business strategies, future cash flows, financing plans, plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These risks and others described under "Risk Factors" may not be exhaustive.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Unless otherwise provided in this Annual Report, references to the "Company," the "Registrant," "PD," "we," "us" and "our" refer to Poverty Dignified, Inc.

PART I

Item 1.	Business

Introduction

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Charlotte, North Carolina. The Company established itself as a business incubation company developing micro-franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. As an "Incubation" company, the Company, by its very nature, is constantly incubating other business concepts and technologies that will be wholly owned subsidiaries of Poverty Dignified, and thus contributing to the profitability of Poverty Dignified as a whole. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business concept providing cell phone charging, LED lighting systems and MP3 players for education and entertainment. Africhise, Inc., a Delaware corporation, was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc.'s franchise operations in Africa. These entities are collectively referred herein to as Poverty Dignified, or the Company.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended August 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the year ended August 31, 2015 was $2,157,889 and the deficit accumulated by us amounts to $7,384,468 from the period of inception through August 31, 2015. This raises substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plan to continue as a going concern includes raising capital through increased sales and growing operations to profitability and through additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans of raising additional funds or increasing sales. Our ability to continue as a going concern is dependent upon our management's ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

Our Corporate History and Background

We were incorporated in the state of Nevada on September 27, 2013 and commenced our planned principal operations shortly thereafter. The Company selected August 31 as its fiscal year end. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. On March 30, 2015, we sold our first franchise for $105,000. On June 18, 2015, our filing under Form S-1 was declared effective.

Our Industry and Concept

Poverty Dignified, Inc. is a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. These needs have presented many opportunities for innovative technologies that support the micro-franchise business environment as a means to solve essential problems and enhance the quality of life for millions of people. Two such technologies are phone charging and solar lantern and lighting systems. To this, end, Poverty Dignified's wholly owned subsidiary, My Power Solutions, Inc., intends to provide such services. Poverty Dignified plans to position itself at the heart of the solutions these technologies present and build out innovative micro-franchise business concepts that empower individuals, communities and local economies.

The Company's guiding principles are to provide economic, educational and faith-based opportunities and resources in order to offer solutions to the challenges faced by mankind in remote indigenous areas that need innovation and sustainability to move forward.

Economic opportunities:

In each remote area we plan to enter, one of our guiding principles is to create economic opportunity. In order to accomplish this we first must create jobs at the franchise level. By recruiting and training employees to operate a given franchise model, they will in turn spend that money locally stimulating the local economy. They will also learn entrepreneurial skills that will facilitate the birth of new, innovative business concepts that solve local problems, create new jobs and sustainability. We call this our "economic opportunity cycle".

Educational Opportunities:

In each remote area we plan to enter, one of our guiding principles is to create educational opportunity. We believe that change starts with education, and in remote areas education is a challenge. We see the solution being two-fold 1) Education Delivery and 2) Educational Content. To solve the delivery problem we provide mini-tablets that can be loaded with school curriculum, teaching series, books, music and entertainment. To solve the content problem we have created a library of materials to educate kids in remote areas from grades one to twelve. We also have various self-help and vocational teaching series as well as books, music and entertainment.

Faith-Based Opportunities and Resources:

In each remote area we plan to enter, one of our guiding principles is to create faith-based opportunities and resources. In order to achieve this we seek to partner with faith-based organizations to compile download content, which will be loaded on to our mini-tablets that are in the hands of people in remote areas. We believe that by creating synergistic relationships within the faith-based community we can compile content that addresses the health and wellbeing of the whole man and foster innovative thinking.

Business Incubation

The business incubation philosophy of Poverty Dignified focuses on developing simple business models that can easily be put into the hands of rural entrepreneurs to change the individual, community and local economy. Our belief is that every incubated business model should be measured to the standard of lives changed, sustainability, entrepreneurial empowerment, job creation and the positive impact inflicted on the individual, community and local economy. We consider a strong ecosystem to be the pillar of success. We spend extensive time and resources developing the relationships that enable PD to effectively launch its business model. Understanding the needs of the people in rural areas, and the inefficiencies of substandard solutions, drives our creativity to birth global solutions. Through working with schools, small businesses, municipalities, church and community organizations we identify potential leaders for entrepreneurial training, get community buy in for our incubated business model and invite a community to protect what they consider a life changing opportunity.

With our first incubated business model, MyPower Solutions, we looked at the need for a mobile power solution in rural African communities to daily power basic electronic devices. Our ecosystem revealed that people were walking for three days to pay a quarter just to charge their cell phones, and the use of toxic kerosene derivatives to light homes were killing kids, and education was practically nonexistent. Once we understood the need and clearly identified the inefficiencies, our incubation process kicked in. We realized that we could utilize off the shelf products, such as rechargeable batteries, LED lights and mini-tablets, to design a kit with life changing DNA. We then crafted the idea to convert shipping containers with solar panels placed on top, providing the necessary power for these products. Next we developed a relationship with an educational curriculum company to put content on our mini-tablets so kids could get an education. Finally we drafted a franchise disclosure document so we could legally sell franchise units to interested parties. Now, after the incubation process, we have the potential to work with our ecosystem in rural areas of Africa to raise up entrepreneurs equipped not only to run a franchise and become a community leader, but to also be a catalyst of change and bring hope to the people in rural communities. This is how our incubation process works.

We are currently incubating three business models that are in the early stages of development. MyEducation plans to take our solar container design to convert into a forty foot classroom setting. Each MyEducation container will have power for lighting, CD/DVD players, flat screen TV, audio system and provide internet and wi-fi service. This business model could potentially be utilized to provide a state of the art enhancement to existing schools, giving the kids exposure to technology. MyClinic plans to take our solar container design and convert into a forty foot clinic setting. Each MyClinic container will have power for lighting, CD/DVD players, flat screen TV, audio system and provide internet and wi-fi service. This business model could potentially be utilized to provide medical help to people in rural areas, while at the same time provide health education and awareness. MyFarm plans to take our solar container design and convert into a forty foot farmers market setting. Each MyFarm container will have power for lighting, refrigeration and food storage equipment. The inside of the container would be open to serve as a gathering place to buy food. One section of the container would be used for food storage and preservation, allowing food that is grown to be canned for sale, future use or export. Once complete, these incubated business models could potentially impact and change the lives of thousands of people in rural communities. Poverty Dignified will never be a part of incubating any business concept that is void of empowering the individual, community and local economy.

Our hope is that our business incubation process serves to nurture the development of entrepreneurial business models, helping them grow into life changing opportunities. Our incubation process is designed to provide local entrepreneurs with business support services and resources tailored to their unique environment. The general goals of our incubation program is to create jobs in a community, enhance the local entrepreneurial climate, retain businesses in a community setting that they know and understand, and to assist in building or accelerating growth and diversification in local economies.

The strength of business incubation lies in its ability to consistently provide relevant training, guidance, technical assistance and leadership for sustainable growth. We provide our business leaders with access to support services, accounting, and assistance in obtaining the financing necessary to fund growth. We believe our team is at the forefront of developing new and innovative technologies – creating products and services that improve the quality of lives in rural communities around the world.

As a company we have adopted core principles that characterize our commitment to business incubation – 1) We aspire to weave a common thread throughout every incubated business which will leave a lasting legacy in the individual, community and local economy, and 2) We focus on building, into each project, a dynamic model of sustainable, efficient business operations with solid profitability.

Our commitment is to incorporate business incubation best practices with a focus on the following:

•	Never forgetting the core principles that characterize our commitment to business incubation.

•

Obtaining consensus from our ecosystem that identifies and clearly defines the incubated business and its role in the community, and developing a strategic plan containing quantifiable objectives to achieve the goal of impacting the individual, community and local economy.

•	Structuring solid financial sustainability by developing and implementing a realistic business plan that is embraced by an effective and realistic capitalization plan.

•	Recruiting and developing solid entrepreneurs capable of achieving the company's mission and having the ability to ensure individual growth, community growth and economic growth.

•	Deliver the tools, training and resources that contribute to consistent growth and development.

•	Possessing a passionate desire to integrate all business activities into the fabric of the individual, community and its broader economic development.

•

Maintaining a management information system that collects statistics and other information necessary for ongoing evaluation, thus improving effectiveness and allowing the needs of the business to organically evolve.

The Nexus of Business Incubation and Franchising: Context for Opportunity

PD's business model takes advantage of and synergizes two existing business models – business incubation and franchising. These two are by no means new.

In the case of business incubation, the first business incubator on record in the United States was established in 1959. Business incubation is still a growing sector and has evolved significantly since 1959. It has gone through three significant waves. The first wave (1950s-1980s) focused on infrastructure and economies of scale for entrepreneurs and SMEs by offering office space and common equipment. The second wave (1980s-1990s) added another focus, which was accelerating the learning curve by offering intense training and coaching programs as an example. In the third wave (1990s-present), we see the focus being placed on providing access to external resources, networks, and knowledge. Access to technical, professional, and financial networks is common.

Best practices for successful business incubation programs include:

•

Management of the program – 1) conduct a feasibility study before starting a program, 2) Develop a consensus-driven mission statement, 3) Collect outcome data, 4) Provide networking opportunities between client firms, 5) establish effective tools to deliver support services, 6) Build networks with area business service providers, and 7) market incubators beyond the entrepreneurial community, i.e., embed the program into the fabric of the host community.

•

Key entrepreneurial support services – 1) business plan writing and business basics, 2) legal assistance, including but not limited to general legal services, intellectual property protection, incorporation or other legal business structure, and import and export requirements, 3) access to capital, 4) access to broadband high-speed Internet, 5) mentoring boards for clients with area business service providers, 6) close ties with higher education institutions where possible, 7) accounting and financial management services, 8) networking with other entrepreneurs, particularly other clients, 9) networking with area business community, 10) assistance in developing presentation skills, and 11) assistance with developing business etiquette.

•	Additional key services – 1) technology commercialization assistance, 2) access to specialized equipment and laboratories at reduced rates, and 3) intellectual property management assistance.

For an entrepreneur on his or her own, developing a business no less a franchise is difficult, time consuming, and daunting. This creates the perfect opportunity for PD. There are few, if any, business incubators that specialize in franchise development anywhere in the world.

While the opportunity to serve entrepreneurs with business incubation is there, profitability is a questionable. Over and over again, business incubation programs have been proven to be unsustainable as a for-profit venture. The vast majority of successful business incubators are non-profit. While this is a challenge for PD, it is also an opportunity to innovate a sustainable model for business incubation. This is where focusing on business ideas that can be developed as franchises from the onset can be the game changer.

PD is not just a for-profit enterprise, it is also a social enterprise. Social enterprises are those that use for-profit opportunities to do social good. In this case, PD strives to spur local economic development. PD has chosen a product/service mix that works to achieve its social mandate. Both business incubation and franchising models are seen as tools by governments and development agencies to enhance and catalyze economic development.

PD synergizes the business incubation/franchising models by developing indigenous business ideas into micro-franchises to create wealth in local communities to eliminate poverty. A micro-franchise is a small or micro enterprise that can easily be replicated by following proven marketing and operational concepts. Micro-franchising differs from franchising in the following ways:

•	Run by low-income micro-entrepreneurs as opposed to middle class or wealthy entrepreneurs

•	Micro-franchisees work directly in the business, possibly as sole employees, whereas franchisees might own multiple outlets and not work in the business on a daily basis.

•

Because micro-franchising is aimed at providing opportunities for the unemployed or highly underemployed, micro-franchises do not generally have a high price and loans might be underwritten by the micro-franchisor or a microfinance institution.

•	Training offered to micro-franchisees covers the business operation and basic business skills, whereas training for franchisees tends to focus only on business specific training.

•

Micro-franchises normally focuses on providing products and services that are essential or socially useful and non-governmental organizations may distribute their products through franchisees, whereas the product range for franchises range widely from essentials to luxury goods.

Micro-franchise business models can be a better means of improving the livelihoods of low-income people in communities because micro-franchisees generally have access to suppliers and markets; lower business risk; a business model that emerged from a defined market need; and receive transfer of business tools, skills, and knowledge. PD's model for synergizing business incubation and franchise, particularly micro-franchise, development involves identifying and incubating potentially profitable, sustainable business ideas that can be developed as micro-franchises like My Power Solutions.

Market Overview

PD's market focus is global, but specific to those regions that are growing the fastest overall and have fast growing middle classes. Therefore, Africa, Asia, India and Latin America will be regions the company will focus on.

The initial region for market penetration is Africa. Africa has the fastest growing population and has maintained positive growth rates, exceeding the global and developed nation average, for over 10 years.

Africa also has the fastest growing middle class. It has a young demographic with over 65% of Africa's population being under the age of 40, with a significant number of this young population is under 21. Africa has hit its youth bulge.

Unfortunately, much of the population lives in poverty with high unemployment, particularly among youth. In addition to the social and economic duress of poverty, this creates a governance issue as high rates of youth unemployment have the potential to cause youth movements that can de-stabilize communities and nations. Social, government, and even business entities in Africa are looking for ways to address the poverty and high unemployment and see spurring new entrepreneurs and supporting existing entrepreneurs as mechanisms to address the problems.

The Company believes entrepreneurs in Africa face daunting challenges compared to other regions in the world with a lack of sufficient resources, skill, capital, and support services for them. It is PD's belief that franchising and business incubation are seen as solutions to address these challenges.

Concerning the relevance of business incubation in Africa, World Bank's InfoDev says, "African policymakers are increasingly view business incubation as an important tool to unleash human ingenuity, enable competitive enterprises and create sustainable jobs. Business incubators can also be instrumental in developing new economic sectors." InfoDev actually provides financial and technical support to business incubators across Africa and it is driving African Incubator Network (AIN).

Concerning the relevance of franchising, the African Development Bank's paper, "Study on Franchising Opportunities in Africa," says that franchising can contribute to the Continent's economic development by: 1) promotion of entrepreneurship, 2) transfer of technologies and know-how, 3) growth of small and medium enterprise sector, 4) creation of direct and indirect employment, 5) enhancement of foreign exchange earnings, and 6) contribute to poverty reduction. The paper also says that it is not only foreign-owned franchises, but also indigenous franchises and "branchises" (chain operations that are converted to franchise models), that provide significant opportunities to catalyze economic development.

As an incubation company, PD aims to cultivate indigenous ideas into micro-franchise businesses, strategically designed to turn poverty into prosperity. These micro-franchises are also designed to serve the needs of communities, so they address both business and social goals. In Africa, business and social development are key imperatives that are interlinked due to the high poverty rate.

Client Overview

The primary clients (direct and indirect) of PD's incubation services are indigenous Africans. First, PD provides opportunities for African entrepreneurs with unique ideas for serving the needs of people and communities through business to see their idea transformed into a profitable, sustainable micro-franchise concept. Second, once the micro-franchise concept is developed, local Africans are hired as managers/operators who have the opportunity to acquire their own franchise after completing a one- to two-year training, mentoring, and coaching program. Third, each micro-franchise location hires staff to manage the operations. Additional opportunities also exist with some micro-franchise concepts for mobile franchisees who extend the service reach of micro-franchise location further into the community geographically and socially.

The demographics of these clients are diverse. Clients can be from any socioeconomic stratum. Clients can be male or female. Clients can be well-educated or with minimal education. Increasingly, PD also has secondary client of anyone who has a unique idea that can be developed into a sustainable, profitable business. In the near future, PD plans to leverage the infrastructure it has developed in Africa to broaden its client base and geographic reach.

Model for Incubation

First of all, PD's business model is for-profit. PD believes that companies can make money while solving social issues in communities. To date, the Company has sold one franchise but has not generated any revenues or profits.

Second, PD's model for incubation focuses more on process and support than a specific physical space that provides basic services. It is more attuned to the second and third waves of business incubation models that focus on accelerating the learning process and providing access to external resources, networks, and capital. However, PD's incubation mode is comprehensive and addresses even physical infrastructure and equipment needs.

Third, PD plans to have the capacity to raise its own capital for incubated businesses through the public stock markets in the United States, but this position is contingent on acquiring a ticker symbol from the Financial Industry Regulatory Authority (FINRA). Liquidity and exit strategies in Africa are low compared to other regions and investors want to be able to exit at their convenience. To achieve this, PD intends to be a publicly traded company that will be eventually traded on the Over The Counter Bulletin Board (OTC.BB). However, there is no guarantee that PD will be able to receive a symbol and list on a public exchange.

Fourth, PD plans to provide all the support to develop the idea into a micro-franchise concept, including laboratories for technology business ideas, professional services (e.g. accounting, legal, and marketing), corporate and business process and procedure development, board of directors development, training, coaching, and mentoring, and access to capital.

Fifth, PD intends to act as a conglomerate structure in which incubated business and/or franchise is a subsidiary of PD. Poverty Dignified's incubation model falls within two categories: 1) An existing business outside of the Poverty Dignified umbrella of wholly owned subsidiaries, that have not been able to capitalize their idea, concept or technology and desire to partner with Poverty Dignified through an incubation agreement; 2) An internal business idea, concept or technology birthed solely from within Poverty Dignified as a wholly owned subsidiary. When Poverty Dignified enters into an incubation agreement with a business outside of the Poverty Dignified umbrella of wholly owned subsidiaries, it seeks a significant minority share (up to 49%) and plans to hold that stake indefinitely. Such business will remain organizationally intact and will not be reorganized under the Poverty Dignified umbrella as a subsidiary. PD is more inclined to remain as a minority shareholder than to sell its position in the incubated businesses, but leaves its options open should selling its minority share and exiting be in the best interest of Poverty Dignified, Inc. and its shareholders. Management and affiliates will and can provide equity or other support to incubated businesses, but not independent of Poverty Dignified, Inc. When Poverty Dignified's equity, support or resources are deployed in the incubation process, the Company will be directly compensated for the resources consumed.

Sixth, PD intends to become a part of the management team that develops and runs the incubated business not just a group that provides consulting and support. When PD brings in a business for incubation, it considers itself to be part of the business' internal team not a distant support structure.

Seventh, each incubated business is intended to be designed and developed for franchising and scaling from the beginning.

Incubation Process

The incubation process has two key objectives – developing a business model that will succeed in its market objectives, as well as reducing risk and increasing value in the enterprise for the stakeholders. PD's incubation process starts with the indigenous idea and ends when the micro-franchise concept is rolled out after a pilot period. We expect this process to typically last from one to two years.

While PD is open to any submission, PD has entry criteria for both the idea and the entrepreneur that will be followed. After the submission is made, PD plans to do a review of the idea and see if there is potential. Once the idea and entrepreneur are admitted into the PD process, the entrepreneur plans to go through an orientation and training period before the official incubation begins.

The incubation process starts with refining the concept so that it can be tested. Some call this pre-feasibility. The goal is to build as much into the business model before additional resources are allocated for the micro-franchise concept development. The goal is to model a sustainable business venture with minimum cost.

The next step is the proof-of-concept which seeks to implement the proposed business model on a small, but significant scale. This allows PD and the entrepreneur to test, evaluate, and refine the various components of the business model under realistic, but manageable conditions. The proof-of-concept phase could be anywhere from six months to two years, however, PD will begin the final development process during this period and do iterative improvements as feedback is received from the proof-of-concept location.

If the proof-of-concept proves successful, the venture then goes through the final development process of refining the business model and building all the necessary components to operate the business at the corporate level and micro-franchise level. The proof-of-concept location remains in operation during this time so that PD and the entrepreneur can continue to test aspects of the business and receive feedback. During this period, discussions begin with external stakeholders like local partners to get initial feedback and insight about how to deploy in the local market.

Once the venture has been deemed a valid "franchise," PD begins the process of planning the in-country set-up, pilot, and full rollout. External suppliers and partners are engaged at this stage of the incubation process. This stage is expected to last three to six months and begins at least six months prior to the launch date of the micro-franchise concept.

The pilot of the micro-franchise is expected to last from six months to a year, but after the first three months the regular rollout of locations will begin. Typically, the new micro-franchise concepts will launch with corporate branches/locations rather than micro-franchisees so that PD and the entrepreneur retain control while issues that may arise because of the "newness" of the micro-franchise concept can be addressed more efficiently and effectively. As the model matures, branches will be converted to micro-franchise locations and new micro-franchises will be available to interested parties.

Our first microfranchise: My Power Solutions, Inc.

My Power Solutions, Inc. ("MPS") was originally organized in the State of Nevada in 2014 and wholly owned by Poverty Dignified and is the first microfranchise proposed by the Company. On March 30, 2015, we sold our first franchise for $105,000 based on our Franchise and Trademark agreement for our prototype of the charging station in Africa designed by Poverty Dignified discussed below.

According to our Franchise and Trademark Agreement, once a franchisee has been approved and the purchase complete with a signed Franchise and Trademark Agreement and payment of the franchise fee, the site selection process begins. From this point forward, we as a Company have a legal responsibility to assist with this process. As stated in Article 2, Section 2.2 Selection of Location for New Business: "If this Agreement is for a new Business, you agree to propose a location for your Business in the Territory within 90 days after the Agreement Date. Your proposed location must conform to our site selection guidelines and requirements and is subject to our approval." Currently our first franchisee is completing the site location process. The very act of approving a new franchisee places a legal responsibility on the Company to fulfill all its responsibilities as a franchisor under the Franchise Disclosure Document, and set in operation events such as the training program. Once the site location has been approved, training begins as stated in Article 5, Section 5.1 Training Programs: "If you (or, if applicable, your Operating Partner) have not previously attended and successfully completed our initial training program, then prior to opening or operating your Business, you (or your Operating Partner) must attend and successfully complete an initial training program on the operation of a My Power Solutions Business." Once training is complete, the franchise unit is setup and equipped according to Article 7, Operating Standards, which includes all products and equipment being ordered and delivered and involves our procurement team operating in their roles and responsibilities to ensure the franchise business opens successfully and on time. Although it may take months for the franchise doors to open, operations officially commenced to fulfill our legal Franchisor responsibilities on March 30, 2015 with the sale of our first franchise.

When Poverty Dignified started in the Kibera Slums, it started with a pilot program to prove the concept and test the model. From the success of the pilot program in the Kibera Slums, Poverty Dignified then designed and built, through its Research and Development, the full franchise business model and the prototype of the charging station that was then sent to Africa to scale and to date is not yet in commercial operation. The My Power Solutions charging unit is a distinct business concept that brings electricity to developing regions of the world through the use of battery charging stations that are run on solar power. At the present time we determined that the most immediate viable markets for this service are the regions in Africa where approximately 600 million people are without conventional electricity facilities. Each My Power Solutions franchise consists of the operation of one charging container ("Charging Station") located in a designated territory that will be granted to a franchisee in a franchise. The Charging Station has the capacity to charge up to 500 portable batteries at one time, through a solar powered charging station. Each customer of a My Power Solutions Charging Station buys a power package ("Power Package") that includes two pocket-size portable batteries, LED diode lights, and an mp3 player. At the time that the customer purchases its Power Package it will purchase recharging and other services for a designated period of time. The service provided to the customer permits it to bring the batteries contained in the My Power Solutions Power Package to the My Power Solutions Charging Power station near where it lives in order to recharge the batteries. In most instances the customer will drop off one battery to be charged while retaining the other charged battery for use at its residence. The charged battery can drive the LED light and mp3 player for a designated amount of time before recharging is necessary. There may be other services offered to the customer at the My Power Solutions Charging Station.

PD and MPS do not have any affiliates that offer franchises in any other lines of business or provide products or services to franchisees.

We intend to offer qualified persons the right to own and operate a My Power Solutions franchise at an agreed upon location under our standard form Franchise and Trademark Agreement. Prospective franchisees for a My Power Solutions location must sign our standard form franchise application before signing the franchise agreement.

We have developed and intend to make available to franchisees comprehensive business methods and systems for developing and operating a My Power Solutions unit, including technical information and expertise relating to authorized products and services we authorize, site selection criteria, sales, marketing and advertising programs and management information and techniques.

This particular business is unique in that a franchisee can only operate a My Power Solutions in a developing region of the world that does not yet have access to conventional power sources like a conventional power grid. At the current time the only countries that we intend to offer My Power Solutions are the countries located on the continent of Africa, specifically South Africa and Kenya. There are no My Power Solutions that will be offered to operate in North America. Franchisee competitors will be electrical companies that offer conventional power to a customer's home, and retailers that offer generators or other mobile power sources. We are not aware of any other franchises or businesses that offer the power stations that are the focus of our franchise system.

Certain aspects of this offering may be regulated by the laws of the different countries where the My Power Solutions franchise units are to be located. From time to time we may enter into Area Development Agreements of the type contained in our draft franchisee application. Under this type of agreement, we will grant an exclusive right to a franchisee to develop a specific geographic area to place and operate My Power Solutions units in exchange for the payment by the franchisee of an area development fee in addition to the initial franchise fee and continuing royalties and advertising contributions. We have not yet granted any Area Development Agreements to any one or legal entity.

We are in the process of entering into a Master Franchise relationship with certain African nationals that will have the right also to develop My Power Solutions franchises in certain countries in Africa, specifically Kenya and over time in South Africa.

The Purpose of My Power Solutions

Africa has a big problem with energy access. Of the close to 1.14 billion people on the continent, less than 50% have access to electricity, especially in rural communities. Without it, people have to limit their activities in terms of quality and time. This affects education, productivity, cell phone usage, etc.

My Power Solutions intends to provide lighting, cell phone recharging, and educational content in one package. The equipment includes portable lighting, mp3 player, and educational and informational audio and video content. The package includes daily battery recharges and new educational content each month. The solution is designed to be sustainable, affordable, portable, durable, simple to use, and convenient. Its target market is areas without electricity, particularly rural. This solution reduces the need for paraffin or candles, as well as reducing the need for kerosene, minimizing exposure to unhealthy and unsafe practices.

We intend to place micro franchise stores in high-traffic locations in communities within walking distance of customers, so it is convenient for them to get battery recharges and customer support every day. This removes the loss of time, money, convenience, and productivity in having to go to a location that requires transport to access. Because of its portability, we believe a new store can be deployed quickly to areas without lighting. We currently do not have any stores.

We intend for each to store to hire indigenous people, providing jobs for twelve people. Our model calls for training and coaching of staff. We intend to provide store managers with entrepreneurial training, coaching and mentoring and the opportunity to graduate to owning their own micro-franchises. Also we intend to distribute 10% of the gross sales from each unit to re-investment initiatives in the local community. We have sold one franchise but have yet to recognize any revenues. We do not expect to generate any revenues until early 2016, of which there is no guarantee.

We intend for the primary revenue generation for a My Power Solutions micro franchise store to result from selling the My Power Solutions starter kit, recharging batteries, and providing new media content downloads. In-country financial institutions will also provide loans with affordable payment plans.

Africhise, Inc., a Delaware Corporation, was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. Africhise, Inc. is planning to succeed as a service oriented company, having the ability to grow by consistently improving and continuously enhancing its services to franchisees. By taking advantage of a use of franchising as a business strategy, Africhise, Inc. will have a distinct competitive edge in the African marketplace. Africhise, Inc. hopes to develop the capacity on the ground in Africa to provided guidance for successful franchise rollouts. Africhise, Inc. plans to develop a robust eco-system focused on providing the most efficient site selection, employee recruitment, training and operational oversight found anywhere in Africa. Africhise, Inc. had no operational activity in fiscal 2015.

The Market

We intend to deploy our first microfranchises in the country of Kenya, which offers:

•

Kenya's market-based economy enjoys some of the strongest industries in East Africa, including the financial and manufacturing, and The Information and Communication Technology Authority (ICT) industries. Nairobi and the Port of Mombasa are respectively the biggest city and port between Cairo and Johannesburg, making Kenya the commercial and transportation hub in East Africa.

•

Although Kenya's mineral resources are limited, the country has a potentially important source of high-value mineral commodities such as titanium. The larger East African region is now one of the fastest emerging oil and gas frontier regions in the world, with Kenya expected to become an oil producer in the near future.

•	Kenya has a young, well-educated and English-speaking human resource pool (especially in the urban areas). Almost 70% of the 44.3 million are under 35 years old.

•	The recent general elections and new constitution in 2013 have ushered in a new type of governance system that provides hope for political stability.

•

The agricultural sector is the largest employer in Kenya, contributing 25.3 percent of GDP. The tourism industry in Kenya is not only the third largest industry, but is also one of the most successful of its kind in the world.

•

The (ICT) industry is one of Kenya's fastest growing business sectors. The most noteworthy advancements include some of the highest Internet access rates across sub-Saharan Africa, as well as their leading value-added mobile services.

Expected Milestones

The following are our expected milestones for the next 12 months:

•	We sold our first franchise on March 30, 2015.

•	In January 2016, we intend to open our first offices in Africa and start franchise development in South Africa. We hope to have our first franchise unit open by January 15, 2016.

•	In March 2016, we believe we will have three franchise units open.

•	In June 2016, we hope to have an additional fifteen franchise units open for a total of 18 units.

•	In September 2016 we to hope to open an additional fifty franchise units for a total of 68 units.

•	By December 2016 we hope have 100 total franchise units open in Africa.

We developed these milestones and the expected timeframes utilizing various factors. These factors include internal projections developed by our Director of Operations in Africa based on the status of the organizing activities in Africa, completion of our Franchise Disclosure Documents for the US, completion of our African Franchise Disclosure Document which allows us to sell franchises in Africa, combined with our knowledge that we have seen interest and received invitations to present our Franchise opportunity to organizations in the US who have verbally represented to us they are interested in multiple units for purchase, our Director of Operations in Africa is currently in negotiations to purchase multiple franchise units in Africa, and our success in selling one franchise during March.

Additionally, we have had some initial indications of interest from two companies and one government organization in Africa to discuss entering into a pilot program to include franchise locations in the nine provinces of South Africa, but no formal agreements have been signes. If those discussions lead to the installation of a pilot program, and the pilot program is rolled out successfully, we estimate that between 81 and 270 additional franchise units could be added in the nine provinces.

The projected milestones above are influenced by numerous factors that are both uncertain and also subject to revision as more information becomes available. Due to the uncertainty of the factors involved, the timelines and the actual sales of franchise units may be subject to unforeseen delays or may not occur at all.

Competition

Our business model is one that has been primarily carried out by non-profit organizations. We believe we will have a competitive advantage by presenting a traditional non-profit model but encouraging profit and an entrepreneurial spirit. To date, we have been unable to identify direct, for profit, competitors.

Because we are a for profit enterprise, we may not receive the same favor and treatment as our non-profit competitors. Therefore, we may find it more difficult to enter into countries or marketplaces. We may also be more expensive than our non-profit counterparts.

Intellectual Property & Proprietary Rights

We currently claim the name "Poverty Dignified" as our trademark. Our trademark is registered under serial number 86061340 with the United States Patent and Trademark Office. It is registered to our Chief Executive Officer, Kevin Lowther. We currently also have the word "My Power Solutions" registered as our trademark under serial number 86/265,837. It is currently registered under an "intent to use" basis and we will update this as our business progresses and we use the mark in commerce. It is registered to our wholly owned subsidiary "My Power Solutions, Inc."

We currently have a provisional patent on our solar panels and controller within the container as we have filed a patent application for this technology.

We claim copyright protection for our Operations Manual and for most publications we issue, although we have not registered anything with the United States Copyright Office. We also consider certain information relating to the development and operation of our My Power Solutions units as our proprietary information ("Confidential Information"). This Confidential Information includes: (1) technical information and expertise relating to Authorized Products and Services and the equipment used with them; (2) site selection criteria for our franchisees; (3) sales, marketing and advertising programs and techniques for our franchise's units; (4) knowledge of operating results and financial performance of our franchisees' units; (5) comprehensive methods of operating the business, including pricing information; and (6) computer software programs.

Government Regulation

The Franchise Disclosure Requirement

Under the Federal Trade Commission's (FTC) "Franchise Rule," franchisors must provide prospective franchisees with certain information regarding the franchise. The Franchise Rule specifies the form and content of the disclosures a franchisor must give. The disclosures are shown in a "Franchise Disclosure Document," or an "FDD." The predecessor of the FDD was the "Uniform Franchise Offering Circular," or the "UFOC." The Franchise Rule also specifies the timing of delivery of the FDD.

The FDD must disclose facts about the franchisor, the franchise transaction, and the franchise documents. These facts are consolidated into sections of the FDD called "Items." The FDD must contain 23 Items, including:

•	a description of the franchisor and any parents, predecessors, and affiliates;
•	profiles of key management and staff personnel, and their business experience;
•	the franchisor's litigation and bankruptcy history;
•	initial and ongoing fees required to operate the franchised business;
•	the amount of the franchisee's initial investment;
•	restrictions on the franchisee's purchases of goods and services;
•	the franchisee's obligations;
•	financing, if any, that the franchisor may offer prospective franchisees;
•	assistance the franchisor provides;
•	the parties' territorial rights and obligations;
•	the intellectual property, like trademarks and copyrights, associated with the franchise;
•	renewal and termination provisions;
•	information about franchised and company-owned outlets; and
•	audited financial statements.

There are some exemptions where the franchisor does not have to comply with the Franchise Rule when selling a franchise. These exemptions include:

•	Minimum payment exemption - where required payments to a franchisor total less than $500 during the first six months of operation;
•

Fractional franchise exemption - where the franchisee's management already has experience in the business being franchised and the sales of the franchise will be 20% or less of the franchisee's revenues;

•	Large franchise investment exemption - where the investment in the franchise is at least $1 million, excluding the cost of land and franchisor-provided financing; and
•	Large franchisee exemption - where the franchisee is likely to be a particularly sophisticated business operator.

State Franchise Law

While every franchise business is subject to the franchise rules laid out by the FTC, franchises are also subject to state franchise laws and regulations. While the FTC franchise rule is aimed at all types of franchises, many state regulations are industry-specific. Further, franchise law is not a completely separate body of law, since it also involves other state laws such as trademark, intellectual property, and commercial laws. This means that there can be many different nuances between franchise laws from state to state.

Some states have comprehensive franchise regulations. The franchise laws in these states usually require the franchisor to register with the state government. While the FTC rule states that a FDD must be given to the franchisee, many states with comprehensive franchise laws will have further rules on what must be provided to a potential franchisee. Various states may also require the franchisor to file the necessary documents with the state. States with comprehensive franchise laws will also generally review the franchisor's financial information as well as any documents it plans to give to a potential franchisee.

A primary intention of these high-regulation states is to reduce fraudulent business practices. A state can deny the registration of a franchise business if it determines that franchise documents contain false or misleading information. These states may also deny registration if there are circumstances in which selling the franchise would be deceptive in some manner. The FTC website has information about which states currently have registration or notice requirements.

There are other various franchise laws that apply in certain states. Many states have laws that regulate the relationship between the franchisor and the franchisee, called franchise relationship laws. These relationship laws typically require, for example, that the franchisor have "good cause" in order to refuse to renew a franchise contract with the franchisee.

Employees

As of December 15, 2015, we have five full time employees. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing and online employees based on the projected size of the market and the compensation necessary to retain development employees.

Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us, or, to our knowledge, are any such proceedings contemplated.

Corporate Information

Our principal office is located at 10617 Kettering Drive, Suite 219, Charlotte, North Carolina, 28226. Our telephone number is (719) 761-1869.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. This Annual Report also contains forward-looking statements that involve risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements.

Risks Related to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors on our consolidated financial statements for the year ended August 31, 2015 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. We plan to commence a "best-efforts" private placement offering of up to $750,000 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

We are significantly dependent on our primary officer and director, who has limited experience. The loss or unavailability to Poverty Dignified of Mr. Lowther's services would necessitate a replacement and could have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Kevin Lowther, our Chief Executive Officer and Director. It would be difficult to replace Mr. Lowther at such an early stage of development of Poverty Dignified. The loss by or unavailability to Poverty Dignified of Mr. Lowther's services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Lowther could result in the loss of one's investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Lowther, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Lowther we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Mr. Lowther has limited experience in framing a business incubation company or a third world energy provider. The lack of experience in framing such businesses could limit or eliminate your return on investment.

As a result of our reliance on Mr. Lowther and his lack of experience in developing a business incubation company in the third world as well as energy distribution business, our investors are at risk in losing their entire investment. Mr. Lowther intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Lowther to make the appropriate management decisions.

We have a limited operating history on which to evaluate our potential and determine if we will be able to execute our business plan.

We began operations in September 2013. Through December 15, 2015, we have sold one franchise. Consequently, our historical results of operations may not provide an accurate indication of our future operations or prospects. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to implement and execute our business plan.

We depend on the market acceptance of our franchisees' products and services, and significant slowdown in demand for those products would reduce our revenues and our profits.

Currently, we do not sell products to end users as it is our intent to incubate franchise model businesses to sell to an end customer. As a result, our success depends almost entirely upon the widespread market acceptance of our franchisees' work. Any significant slowdown in the demand for our products would likely reduce our revenues and profits. Therefore, we must identify industries that have significant growth potential and establish strong, long-term relationships with manufacturers in those industries. Our failure to identify potential growth opportunities or establish these relationships would limit our revenue growth and profitability.

If we are unable to implement and execute our business plan, our potential for growth and our results of operations could be harmed significantly.

A critical factor in our future viability will be our ability to implement, execute and expand our business incubation and franchising concepts. Our growth plans contemplate deploying a number of businesses for incubation in future months and years, in addition to franchising. If we do not open, operate and/or sell new franchises, our growth and results of operations could be harmed significantly. Our ability to access and open new businesses and franchises in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

•	our ability to generate or raise the capital necessary to operate and grow;
•	the availability of suitable locations for franchises, our ability to compete effectively for those locations, and enter into agreements or obtain permits for such locations on acceptable terms;
•	obtaining and maintaining required local, state, federal and international governmental approvals and permits related to the franchises; and
•	unforeseen engineering problems with our products.

We may develop new franchise opportunities which may not gain market acceptance, and our significant costs in researching and developing new products and services may not result in sufficient revenue to offset those costs or to produce profits.

We operate in an industry characterized by frequent and rapid technological and economic advances, the introduction of new products and new businesses needed in the developing world. As a result, we may be required to expend funds and commit resources to research and development activities, possibly requiring additional personnel; travel; and development and research. We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. We could, therefore, incur significant sums in design and manufacturing services for new products, services, and sell franchises, that do not result in sufficient revenue to make those investments profitable.

Our future growth plans depend in large part on our ability to identify, attract and retain qualified franchisees and to manage our proposed franchise business.

We expect to grow our business through the franchising of our My Power Solutions concept. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees' ability to execute our concept and capitalize upon our brand recognition and marketing, and the franchisees' ability to timely develop their business. We may not be able to recruit franchisees that have the business abilities or financial resources necessary to open franchises on schedule, or at all, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate franchises in a profitable manner.

In addition, Federal Trade Commission rules require us to furnish prospective franchisees with an FDD containing prescribed information before entering into a binding agreement or accepting any payment for the franchise. Sixteen states also have state franchise sales or business opportunity laws which require us to add to the franchise disclosure document additional state-specific disclosures and to register our offering with a state agency before we may offer our franchises for locations in the state or to state residents. If we decide to sell franchise units in any of these registration states, we will have to file and receive approval of our FDD before we can sell franchises to anyone in those respective states. Applicable laws in states provide state examiners with discretion to disapprove registration applications based on a number of factors. There can be no assurance that we will be successful in obtaining registration in all states or be able to continue to comply with these regulations, which could have a material adverse effect on our business and results of operations.

Finally, our future franchise operations will be dependent upon our ability to:

•	develop, maintain and enhance the "Poverty Dignified" and "My Power Solutions" brands;
•	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;
•	monitor and audit the reports and payments received from franchisees; and
•	comply with applicable franchising laws, rules and regulations.

It will be the responsibility of each franchisee to work with their financial institution to collect all receivables due to them, and their inability to collect such receivables may have an adverse effect on our immediate and long-term liquidity. To date, we have sold one franchise.

We do not intend to, via our franchisees, extend credit to customers for any reason. It will be the responsibility of the franchisee to execute the sales process as it relates to their established financial institution. It will be important to note that overseas customers may be subject to economic cycles and conditions that may adversely affect us. Each individual lending institution may choose to extend microfinance loans to their customers and in doing so have their own set of guidelines to consider. These microfinance loans could present a challenge to potential customers who wish to secure our products and services via a microfinance loan.

The viability of our business model is dependent on a number of factors that are not within our control.

The viability of our Company-owned and potential franchised operations are, and will continue to be, subject to a number of factors that are not within our control, including:

•	international, national, regional and local economic conditions;
•	spending abilities and priorities of market participants;
•	demographic trends; and
•	consumer confidence in the venues in which we and our franchisees will operate;

Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our revenues and results of operation.

We intend to quickly increase the number of our franchise programs and intend to expand further the number and diversity of our programs. We may also be required to increase staffing and other expenses as well as expenditures on equipment and property in order to meet the anticipated demand of our customers.

Our planned growth will require us to:

•	significantly improve or replace our existing managerial, operational and financial systems, procedures and controls;
•	begin compliance with complex rules and regulations relating to franchising;
•	manage the coordination between our various corporate functions, including accounting, legal, accounts payable and receivable, and marketing and development;
•	manage, train, motivate and maintain a growing employee base; and
•	manage our relationships with franchisees.

In addition, our expansion plans will likely require us to:

•	make significant capital investments;
•	devote significant management time and effort;
•	develop budgets for, and monitor, costs at levels that will produce profitable operations; and
•	as applicable, budget and monitor the cost of future capital investments.

The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. As a result, it may become more difficult to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement these functions. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions.

Potential strategic alliances may not achieve their objectives, which could lead to wasted effort or involvement in ventures that are not profitable and could harm our company's reputation.

We are currently exploring strategic alliances designed to enhance, develop and deploy our business incubation model and franchises. Any strategic alliances we enter into may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated. As a result, the alliances themselves may run at a loss, which would reduce our profitability, and if the products or customer service provided by such alliances were of inferior quality, our reputation in the marketplace could be harmed, affecting our existing and future customer relationships.

We may take a minority stake in a company or concept as compensation for incubating a business. If we take a minority stake, we will lack control which will increase our risks of investment.

When Poverty Dignified enters into an incubation agreement with a business outside of the Poverty Dignified umbrella of wholly owned subsidiaries, it will mostly likely seek a significant minority share. Since it would be our intention to remain a minority stakeholder, we would lack control over the operations, resulting in increased risk of loss of our investment in such an incubated business. Therefore, it will be important to conduct lengthy due diligence on any business which intend to incubate. Despite a lengthy and thorough due diligence process, we may neglect to uncover certain facts or risks related to the incubated business.

Government regulations affecting franchising could restrict our ability to grow.

We will be subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. We are also subject to various other international, federal, state and local laws, rules and regulations affecting our business, and our future franchisees will be subject to these laws, rules and regulations as well. There can be no assurance that our franchisees will remain in compliance with applicable laws or licenses that such franchisees will obtain, the failure of which would adversely affect our growth strategy.

Because our operations are international, we will be subject to significant worldwide political, economic, legal and other uncertainties that may make collection of amounts owed to us difficult or costly, or conducting operations more difficult should materials needed from certain places be unavailable for an indefinite or extended period of time.

We are in the process of deploying our first franchise in Africa, which we sold in March 2015. We plan to initially deploy our business model in the continent of Africa, specifically Kenya, and over time in South Africa. We will be subject to the laws and currency fluctuations in the countries which we operate. Specifically in Kenya, there is an unemployment rate of 40% with 50% of the population living below the poverty line. Kenya is also ranked 136 out of 177 countries for corrupt dealings. The availability of skilled and educated labor is also low. Moreover, we are subject to a variety of United States laws and regulations, changes to which may affect our ability to transact business with certain customers or in certain product categories.

We are also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with any property in foreign lands, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

Since we intend to do business in emerging markets around the globe, we may be subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We intend to have operations, agreements with third parties and franchise sales in Africa. Our potential activities in Africa could create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms, if at all, to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Our success relies on consumers purchasing our franchisee's products and services. Changes in consumer preferences and market conditions may affect our ability to be profitable.

Our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of our franchisee's customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. Consequently, our revenues may vary by quarter, and our operating results may experience fluctuations.

Our business plan depends on our ability to successfully integrate and manage our future franchise operations.

Our business plan relies on the substantial expansion of our business through franchising. However, we lack prior experience with establishing and managing franchise operations. The success of our franchises depends upon, among other things, the skills and business acumen of our franchisees, the identification of suitable locations for franchises, the effective management of those franchises' locations, and our managerial and administrative resources. Our future success will depend on our ability to operate and oversee a significant number of franchises and franchisees.

We will not be able to exercise control over the day-to-day operations of our franchises or franchisees. While we will try to ensure that franchises meet the same operating standards that we demand of Company operated locations, one or more franchises may not do so. Any operational shortcomings of our franchises are likely to be attributed to our system-wide operations and could adversely affect our reputation and have a direct negative impact on the franchised royalty revenues we receive from those franchises.

Our business plan depends on our ability to successfully enter into new markets.

A significant element of our future growth strategy involves the expansion of our business into new geographic markets. Expansion of our operations depends, among other things, on the acceptance of our business model in various geographic locations.

Our franchise business model presents a number of disadvantages and risks.

We intend to have a high percentage of franchises, and we expect the number of franchises to increase as we continue to implement our growth plans. Our franchised business model presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives.

Franchisee support of our marketing and advertising programs is critical for our success.

The support of our franchisees will be critical for the success of our marketing programs and any new capital intensive or other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Our franchisees may not continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Our results can be adversely affected by unforeseen events, such as political unrest, natural disasters or catastrophic events.

Unforeseen events, such as political unrest, natural disasters or catastrophic events, can adversely impact our sales. Natural disasters can keep customers in the affected area from our franchise sites and result in adversely affecting our sales. Because a significant portion of our operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in operating losses.

Being a public company may strain the Company's resources, divert management's attention and affect its ability to attract and retain qualified directors.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company's personnel, systems and resources.

Risks Related to Our Common Stock

There is a limited to no market for our common stock, which may make it difficult for you to sell your stock.

As of the date of this filing, there is no public market for our common stock. We have made contact with an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, but have yet to receive a ticker symbol and there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	actual or anticipated fluctuations in our quarterly or annual financial results;
•	additional needs for financing;
•	failure of industry or securities analysts to maintain coverage of us, changes in financial estimates by any industry or securities analysts that follow us or our failure to meet such estimates;
•	market factors, including rumors, whether or not correct, involving us, our products, or our competitors;
•	fluctuations in stock market prices and trading volumes of securities of similar companies;
•	sales or anticipated sales of large blocks of our stock;
•	short selling of our common stock by investors;
•	additions or departures of key personnel;
•	announcements of new commercial relationships, acquisitions or entry into new markets by us or our competitors;
•	failure of any of our initiatives to achieve commercial success;
•	regulatory or political developments;
•	changes in accounting principles or methodologies;
•	litigation or governmental investigations;
•	negative publicity about us in the media and online;
•	supply shortages for any of our products; and
•	general financial market conditions or events.

Our common stock is considered a "penny stock," and thereby subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a low-priced security, or a "penny stock," under rules promulgated under the Exchange Act. A stock is considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three year period, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

We may not be able to obtain a ticker symbol

there is no guarantee that PD will be able to receive a symbol and list on a public exchange. Should we not obtain a ticker symbol, the ability for shareholders to sell their stock will be severely hindered as there will be no market for the shares to trade.

The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

As an issuer of "penny stock", the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, as our common stock is considered "penny stock", we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Future issuance of our common stock could dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial number of shares of common stock could have the effect of substantially diluting the interests of our existing stockholders and any subsequent sales or resales by our stockholders could have an adverse affect on the market price of our common stock.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

Unanticipated changes in our tax positions or effective tax rate could adversely affect our future results.

We are subject to income taxes in the United States and potentially various foreign jurisdictions.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock option compensation, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

In addition, we could potentially be subject to income tax audits by many tax jurisdictions throughout the world.

The Company believes it is not a public shell. If we are determined to be a public shell, our shareholders may no longer be allowed to use the exception under Rule 144 of the Securities Act.

Selling shareholders may not be able to rely upon Rule 144 under the Securities Act to sell their shares in open market transactions if we are determined to be a public shell. Under Rule 144(i), Rule 144 is not available to companies that have no or nominal operations and assets consisting of cash and nominal other assets.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

If we are unable to unable to remediate our ineffective internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Based on our evaluation at August 31, 2015, we concluded that we had "material weaknesses" in our control environment and financial reporting process consisting of the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures and inadequate segregation of duties consistent with control objectives.

To date, while we have hired a third party consultant help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures: We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with SEC regulations.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the SEC. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures.

We have incurred increased costs as a public company which may affect our profitability.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the SEC's rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. Compliance with these rules and regulations significantly increase our legal and financial compliance costs and some activities are more time-consuming and costly. Management may need to increase compensation for senior executive officers, engage additional senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from investors.

Our directors and executive officers collectively and beneficially own 57% of outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Our principal office is located at 10617 Kettering Drive, Suite 219, Charlotte, North Carolina, 28226. Our telephone number is (719) 761-1869. We lease this facility on a month-to-month basis and believe it can adequately meet our needs over the next 12 months.

Item 3.	Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

We have not obtained a ticker symbol and our common stock is not currently being traded on any market.

Holders

As of August 31, 2015, there are 58 record holders of our common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Recent Sales of Unregistered Securities

None since the effectiveness of our filing under Form S-1/A.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

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

Since our inception on September 27, 2013 to August 31, 2015, we have not generated any revenues and have incurred a loss of $7,384,468, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Although we do not value the services at this price, we value the stock at a $1 based on a Private Placement Memorandum where we raised $1,182,180 at a $1 per share. During this time since our inception, we incurred operating expenses of $7,384,468 resulting in a cumulative loss of $7,384,468; expenses, not including the expense of our stock value for services, were incurred totaling $1,529,054 relating to research and development, professional fees, and all other general and administrative expenses. For the year ended August 31, 2015, we incurred expenses of $927,012 which do not include the expense of our stock value for services of $1,230,877. We have spent the last year developing our business plan, advertising our potential franchise model, paying professional fees and developing our charging stations.

Going Concern

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended August 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern. As of August 31, 2015, the Company had cash of $573; a working capital deficit of $347,098 and a stockholders' deficiency of $346,288. The Company has not generated any revenues from ongoing operations as of August 31, 2015, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold one unit that is not operational and has not been effective in reducing operational expenses. As a result, as of August 31, 2015, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities.

During the year ended August 31, 2015, the Company sold its first franchise for $105,000. The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business objectives. The Company intends to sell additional franchises which will raise adequate cash to accomplish its business plan. In the interim, the Company will accrue for Officer salaries and will defer payments until the franchise sales are finalized and has the ability to borrow funds from affiliates as needed. Management believes that it will be successful in closing the pending franchise sales; however, no assurance can be provided that the Company will be able to do so.

Results of Operations:

Year Ended August 31, 2015

There were no revenues for the year ended August 31, 2015. There was a net loss of $2,157,889, mostly in relation to our issuance of stock as compensation, for the year ended August 31, 2015.

Our expenses for the year ended August 31, 2015 were related to research and development of $134,209, professional fees of $221,264, and general and administrative costs of $1,802,416. General and administrative costs primarily consisted of stock compensation of $1,230,877, payroll expenses $460,050, travel of $37,315, and advertising $14,252.

Our expenses since inception to August 31, 2015 related mostly to the development of our solar products, development of our solar panels, controller, and container, marketing of our franchise opportunity, and development of our franchise materials. For the abovementioned developments, we employed the services of multiple outside companies and consultants. We also incurred non-cash expenses from the sale of stock at less than par value in exchange for par value and services of $5,855,414.

For the Period from September 27, 2013 (Inception) to August 31, 2014

There were no revenues for the period from inception to August 31, 2014. There was a net loss of $5,226,579 for the period from inception to August 31, 2014.

Our expenses- since inception to August 31, 2014 related mostly to the development of our solar products, development of our solar panels, controller, and container, marketing of our franchise opportunity, and development of our franchise materials. For the abovementioned developments, we employed the services of multiple outside companies and consultants. We also incurred non-cash expenses from the sale of stock at less than par value in exchange for par value and services of $4,624,537.

Several of our employees also traveled to South Africa to develop relationships in Africa to deploy our franchise plans. For travel, including airfare, lodging, mileage, and meals, we expensed approximately $36,000.

To develop our solar panels, controller and container for the panels, we employed the services of multiple companies. For the development of the container, we paid $9,900. For the development and design of the solar panels and controller within the container, we paid $55,941. To patent this intellectual property, we paid $8,750 to an attorney to assist us.

For shipping our container to South Africa, we spent $18,298. Through the Research and Development process to move the franchise concept to the next level, we also paid various consultants to assist us with deployment of our plan in Africa as well as development of our franchisee documents in the United States. Specifically, we paid Lloyd Bustard $61,023 to assist with entering the African marketplace. In the United States, we employed the services of a licensed attorney to assist with the franchise document and application to the states for $43,467.

We employed an outside franchisee training company to develop our franchisee training and operations manual for $28,750.

We incurred $107,053 for our marketing costs including and graphic arts, printed materials, brand and product development, and other marketing related expenses.

We incurred $202,979 in payroll expenses. These were payments to our officers, directors and other employees.

Liquidity and Capital Resources

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had $147,877 in cash and a balance of $7,182 in prepaid expenses at August 31, 2014. As of August 31, 2015 the Company had a cash balance of $573 and $82,155 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We are currently exploring market opportunities in Kenya and South Africa. From inception to August 31, 2015, we have expensed $7,384,468 of which $5,855,414 was non-cash compensation and $1,529,054 was other start-up costs. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. In March 2015, we sold our first franchise for $105,000. We believe we will continue selling franchises over the next 12 months and this will provide for our expenses. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Thus, we believe that we will see a significant reduction in our monthly burn rate now that we have moved into an operational stage and out of a development stage. We define burn rate as the rate which we spend capital in excess of revenues.

We also have a history of raising capital and have the ability to continue to raise capital through the issuance of stock if needed. In our private placement memorandum dated January 2014 and closed November 2014, we raised $1,182,180 for operations, research and development, and marketing of franchise opportunities. $747,036 was raised from the time of the issuance of the private placement memorandum and the fiscal year ended August 31, 2014, an additional $435,144 was raised during the three month period ended November 30, 2014. We have the ability to sell Master Franchise Agreements for various territories throughout Africa, generating sufficient cash to fund working capital needs. Poverty Dignified, Inc. is an "Incubation" company. The Company is constantly incubating other business concepts and technologies that will be wholly owned subsidiaries of Poverty Dignified, and thus contributing to the revenues and profitability of Poverty Dignified as a whole.

As of August 31, 2015, we had cash of $573 and have had a net decrease in cash of $147,304 during the year ended August 31, 2015. We believe in the near future we will generate revenues from the deployment of our franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions and our franchise operations in Africa. We do not expect to incur any additional research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. We believe we will begin generating revenues in 2016 of which there can be no guarantee. However, if we want to continue developing franchises and franchising concepts, we will need to reinvest all of our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

We do not currently have enough cash on hand to deploy our current business plan and to open franchises in South Africa and over time in Kenya in 2016. We plan to commence a "best-efforts" private placement offering of up to $750,000 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

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

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of August 31, 2015, the Company had not executed any area development agreements.

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. As of August 31, 2015, the Company had sold one franchise but has yet to complete the services required to recognize the revenue. As such, the Company has recorded deferred revenue of $15,000 and a franchise liability of $90,000 at August 31, 2015.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates issued by the Financial Accounting Standards Board and does not expect the future adoption of such pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

We do not believe that inflation has had a material effect on our Company's results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Poverty Dignified, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Poverty Dignified, Inc. and subsidiary (the "Company") as of August 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended August 31, 2015 and the period from September 27, 2013 (inception) to August 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poverty Dignified, Inc. and subsidiary as of August 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended August 31, 2015 and the period from September 27, 2013 (inception) to August 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets.The Company has not generated any revenues from ongoing operations since inception to August 31, 2015, has incurred net losses since inception and continues to expend cash. As of August 31, 2015, the Company had cash of $573; a working capital deficit of $347,098 and a stockholders' deficiency of $346,288. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

December 15, 2015

Poverty Dignified, Inc.
Consolidated Balance Sheets

	August 31, 2015	August 31, 2014

ASSETS

Current Assets
Cash	$573	$147,877
Prepaid inventory	77,578	-
Prepaid expenses and other current assets	4,790	7,182
Total Current Assets	82,941	155,059

Property and equipment, net	810	1,346

Total Assets	$83,751	$156,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$51,800	$7,672
Notes payable - related party	194,500	-
Accrued payroll expenses	66,743	1,457
Accrued expenses	5,373	1,819
Deferred revenue	15,000	-
Franchise liability	90,000	-
Due to officer	6,623	-
Total Current Liabilities	430,039	10,948

Stockholders' Equity (Deficit)
Preferred stock, par value $.0001 - 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $.0001 - 100,000,000 shares authorized;
7,038,180 and 5,372,036 shares issued and outstanding as of
August 31, 2015 and August 31, 2014, respectively	704	537
Additional paid in capital	7,037,476	5,371,499
Accumulated deficit	(7,384,468)	(5,226,579)
Total Stockholders' Equity (Deficit)	(346,288)	145,457

Total Liabilities and Stockholders' Equity (Deficit)	$83,751	$156,405

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Operations

		For the
		Period from
		September 27, 2013
	Year Ended	(Inception) to
	August 31, 2015	August 31, 2014

Revenue	$-	$-

Operating Expenses
Research and development	134,209	174,593
Professional fees	221,264	67,210
General and administrative
Stock Compensation	1,230,877	4,624,537
Payroll	460,050	202,979
Advertising	14,252	35,424
Other	97,237	121,836
Total General and Administrative	1,802,416	4,984,776
Total Operating Expenses	2,157,889	5,226,579

Net Loss	$(2,157,889)	$(5,226,579)

Net loss per common share
-Basicand Diluted	$(0.33)	$(1.32)

Weighted average common shares outstanding
-Basicand Diluted	6,474,089	3,964,300

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended August 31, 2015 and For the Period from September 27, 2013 (Inception) to August 31, 2014

	Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Equity (Deficit)

Balance at September 27, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	747,036	74	746,962	-	747,036
Stock Compensation	4,625,000	463	4,624,537	-	4,625,000
Net loss	-	-	-	(5,226,579)	(5,226,579)

Balance at August 31, 2014	5,372,036	537	5,371,499	(5,226,579)	145,457

Issuance of common stock	435,144	44	435,100	-	435,144
Stock Compensation	1,231,000	123	1,230,877		1,231,000
Net loss	-	-	-	(2,157,889)	(2,157,889)

Balance at August 31, 2015	7,038,180	$704	$7,037,476	$(7,384,468)	$(346,288)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Cash Flows

		For the
		Period from
		September 27, 2013
	Year Ended	(Inception) to
	August 31, 2015	August 31, 2014

Cash Flows From Operating Activities
Net loss	$(2,157,889)	$(5,226,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Compensation	1,230,877	4,624,537
Depreciation	536	262
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(75,186)	(7,182)
Accounts payable	44,128	7,672
Accrued expenses	3,554	1,819
Accrued payroll expenses	65,286	1,457
Deferred Revenue	15,000	-
Franchise Liability	90,000	-
Net Cash Used In Operating Activities	(783,694)	(598,014)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(1,608)
Net Cash Used In Investing Activities	-	(1,608)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	194,500	-
Advances from officer, net	6,623	-
Issuance of common stock	435,267	747,499
Net Cash Provided By Financing Activities	636,390	747,499

Net Increase (Decrease) In Cash	(147,304)	147,877
Cash at Beginning of Period	147,877	-
Cash at End of Period	$573	$147,877

Supplementary Disclosure Of Cash Flow Information
Cash Paid During The Period For:
Interest	$3,886	$75
Income taxes	$245	$-

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Notes to Consolidated Financial Statements

August 31, 2015

NOTE 1 - NATURE OF OPERATIONS

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013 (Inception), and is headquartered in Charlotte, North Carolina. The Company established itself as a business incubation company developing micro-franchise business concepts designed to effect the individual, community and local economy in rural and peri-urban areas across the globe. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business concept providing cell phone charging, LED lighting systems and MP3 players for education and entertainment. Africhise, Inc., a Delaware Corporation, was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. These entities are collectively referred herein to as Poverty Dignified, or the Company.

The Company is currently exploring market opportunities in South Africa and Kenya.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2015, the Company had cash of $573; a working capital deficit of $347,098 and a stockholders' deficiency of $346,288. The Company has not generated any revenues from ongoing operations since inception to August 31, 2015, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold one unit that is not operational and has not been effective in reducing operational expenses. As a result, as of August 31, 2015, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business objectives. The Company intends to sell additional franchises to raise adequate cash to accomplish its business plan. In the interim, the Company will accrue for Officer salaries and will defer payments until the franchise sales are finalized. Management believes that it will be successful in closing franchise sales; however, no assurance can be provided that the Company will be able to do so.

The Company also has a history of raising capital and has the ability to continue to raise capital through the issuance of stock if needed. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. The Company plans to commence a private placement offering of up to $750,000 but there are no assurances or guarantees that it will be able to raise any of or the full offering. The Company also has the ability to sell Master Franchise Agreements for various territories throughout Africa, which could generate sufficient cash to fund working capital needs. Poverty Dignified, Inc. is an "Incubation" company. The Company is constantly incubating other business concepts and technologies that will be wholly owned subsidiaries of Poverty Dignified. These concepts could contribute to the overall profitability of Poverty Dignified, Inc. and allow the necessary funds to be in place to offset any additional costs from the operations of My Power Solutions, Inc.

Poverty Digified, Inc. plans sometime in the second quarter to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for annual consolidated financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

The consolidated financial statements include the accounts of Poverty Dignified, Inc. and My Power Solutions, Inc. Africhise, Inc. had no activity in fiscal 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Prepaid Inventory

Prepaid inventory consists of amounts paid in advance to a supplier for products related to the sale of franchise units.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of August 31, 2015 and 2014, property and equipment solely consists of computers at a cost of $1,608. Accumulated depreciation as of August 31, 2015 and 2014 is $798 and $262, respectively. Depreciation expense for the year ended August 31, 2015 was $536. Depreciation expense for the period ended August 31, 2014 was $262.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accrued Expenses

Accrued expenses are recorded when incurred and primarily consist of accrued interest on notes payable and amounts due for supplies and travel. Accrued payroll consists of salary amounts earned but deferred by the Company's CEO and CFO.

Revenue Recognition

The Company recognizes revenue once pervasive evidence that an agreement exists; the product and/or service has been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments.

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of August 31, 2015, the Company had not executed any area development agreements.

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. As of August 31, 2015, the Company had sold one franchise but has yet to complete the services required to recognize the revenue. As such, the Company has recorded deferred revenue of $15,000 and a franchise liability of $90,000 at August 31, 2015.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned.

Advertising

Advertising expenditures are charged to expense as incurred. Total advertising expense for the year ended August 31, 2015 and the period ended August 31, 2014 was $14,252 and $35,424, respectively, and is included in general and administrative expenses.

Research and Development

Research and development expenditures are charged to expense as incurred.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at August 31, 2015 or 2014.

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

NOTE 4 – STOCKHOLDERS' EQUITY

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 7,038,180 and 5,372,036 shares of common stock issued and outstanding at August 31, 2015 and 2014, respectively. No preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. As of August 31, 2015, we have issued 5,856,000 shares of common stock to various stockholders, in exchange for cash and services. The shares were issued at our par value. For accounting purposes, the shares issued were valued at $1 per share based on the pricing established under a private placement memorandum whereby we raised $750,000 at a $1 per share. For the shares issued, the difference between our par value and this established price has been recorded as expense. Relative to those shares, since inception, the Company has recognized total expense of $5,855,414, of which $1,230,877 was recognized in the year ended August 31, 2015 and $4,624,537 was recognized during the period ended August 31, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's agreement with a supplier, as of August 31, 2015, the Company is committed to the purchase of a total of 1,500 kits, 2 solar power collection systems, 260 battery charging trays, and 2,000 power packs. These products will be allocated in part or in full to the production of 3 full franchise units. The total commitment for the products is $155,155, of which $77,578 was paid prior to August 31, 2015 and is included in prepaid inventory. The remaining balance is due upon receipt of the products.

The Company maintains a month to month lease on its corporate headquarters location.

NOTE 6 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through August 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates is as follows:

Deferred tax assets:	August 31, 2015	August 31, 2014
Net operating loss carryforwards	$402,518	$210,715
Organization costs	109,291
Accrued payroll	23,360	-,715
Gross deferred tax asset	535,169	210,715
Valuation allowance	(535,169)	(210,715)
Net deferred tax asset	$-	$-

NOTE 6 – INCOME TAXES (continued)

As of August 31, 2015, the Company had a federal and state net operating loss carryforward in the amount of $1,150,050. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the year ended August 31, 2015 and the period ended August 31, 2014 is as follows:

	2015	2014
Income tax computed at the federal statutory rate	(755,261)	(1,829,303)
Non-deductible stock compensation expense	430,807	1,618,588
State income tax, net of federal tax benefit	-	-
Total	(324,454)	(210,715)
Change in valuation allowance	324,454	210,715
Provision for income taxes	-	-

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $324,454 during the year ended August 31, 2015 and $210,715 during the period ended August 31, 2014.

As of August 31, 2015, the Company had a federal and state net operating loss carryforward in the amount of $1,462,311. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, the Company was reimbursed $150,465 by Power It Perfect, Inc., an affiliated company primarily owned by John Kevin Lowther (CEO and Director of the Company) and George C Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. This amount has been recorded as an offset to those expenses in the accompanying statements of operations. There were no such use of resources or reimbursements during the period ended August 31, 2014.

Lloyd Bustard, a shareholder who owns 7.1% of the outstanding common stock at August 31, 2015, provided consulting services of $45,764 during the period ended August 31, 2015. During the period ended August 31, 2014, Lloyd Bustard provided consulting services totaling $61,023.

As of August 31, 2015, the Company has issued 5,856,000 shares of common stock to various stockholders, in exchange for cash and services. Relative to those shares, the Company recognized expense of $1,230,877 for the year ended August 31, 2015 and $4,624,537 during the period ended August 31, 2014.

Due to Officer

On March 13, 2015, John Kevin Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at August 31, 2015 is $6,623. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. The notes are non-collaterialized and due on demand, as soon as the Company has a stream of revenue available for repayment. Accrued interest on the notes totaled $2,147 at August 31, 2015. There are no conversion provisions associated with the notes.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 15, 2015, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" and "internal control over financial reporting" as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the "Evaluation Date"), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated 2013 Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements. Based on our evaluation under the framework described above, our management concluded that we had "material weaknesses" (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives;

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company's internal controls.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which, combined with the inadequate segregation of duties, could result in a material misstatement in our consolidated financial statements in future periods.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control.

As of December 15, 2015, while we have hired a third party consultant help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to raise additional funds through our capital raise to allocate to these control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2016. If we are able to raise capital through our planned $750,000 private placement offering pursuant to Rule 506 of Regulation D of the Securities Act or generate sufficient revenues through franchise sales, we anticipate having sufficient capital.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title

John K. Lowther	48	Chief Executive Officer, Director

George C Critz, III	50	Chief Financial Officer, Director

Kevin Lowther, Director, President and Chief Executive Officer:

Mr. Lowther was appointed as President and Chief Executive Officer of Poverty Dignified, Inc. at its inception in September 2013. At that time he was also appointed as a member of the Board of Directors for the Company. He also serves as President of My Power Solutions, Inc., a wholly owned subsidiary of Poverty Dignified, Inc. From September 2009 until January 2012 Mr. Lowther served as the Vice President of Two Rivers Water Company in Denver, Colorado. From March 1999 until August 2009 Mr. Lowther was President of Slide Sledge, LLC located in Arlington Hieights, IL.

George Critz, Director, Vice President and Chief Financial Officer:

Mr. Critz serves as the Director, Vice President and Chief Financial Officer of Poverty Dignified, Inc., a position which he has held since its inception in September 2013. He also was appointed to the Company's Board of Directors in September 2014. He also serves as Vice President and Chief Trainer for My Power Solutions, Inc. From December 2007 to Present he is a Member of Enverdia, LLC, located in Charlotte, North Carolina, and was appointed Managing Member in January 2012, a position he still holds. From November 2010 to November 2011 he worked on the sales development team at WebVisible, LLC, located in Playa Vista, California. From July 2009 until June 2010 Mr. Critz was a design consultant with Arizona Internet Marketing, Inc., out of Chino Valley, Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the "Reporting Persons") file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during the year ended August 31, 2015, our executive officers, directors and greater-than-ten percent stockholders have not complied with the Section 16(a) filing requirements, as no filing under Form 3 were submitted after our S-1 was declared effective. The beneficial owners required to file under Form 3 plan to remedy this inadvertent oversight as soon as possible.

Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics that applies to our officers, employees and directors.

Director Independence

We are not currently subject to any standards regarding the "independence" of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that none of the directors are "independent directors" as defined by Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees in the future. In addition, we have secured Directors and Officers insurance consistent with the Company's and Board of Director's mandates.

Item 11.	Executive Compensation

Summary Compensation Table

	Year Ended August 31, 2015			Long Term Compensation
Name and Principal Position	Salary(1)	Bonus	Other Annual Compensation	Stock(2)	Options	Total

John K. Lowther	$180,000	-0-	-0-	$1,999,800	-0-	$2,179,800
CEO, Director

George C. Critz, III	$120,000	-0-	-0-	$1,449,855	-0-	$1,569,855
CFO

________________

(1)	These salaries were paid to the named executive officers in cash, with the exception of $50,000, which is accrued until sufficient cash is generated and available for payment.

(2)

Stock was issued for both services rendered and purchase price at par value of $.0001. Stock compensation expense was recorded of $949,905 for the above officers and directors during the year ended August 31, 2015. The shares were purchased at par value. For accounting purposes, the shares were valued at $1 per share based on the pricing established under a private placement memorandum. For the shares issued, the difference between our par value and the established price has been recorded as expense. The company considers these shares as founder's shares and has valued the shares of stock at $1.00 per share based on pricing in a private placement offering, and the Company has no plans to pursue any tax benefits relative to tis stock compensation expense.

Directors' Compensation

Directors are not entitled to receive compensation for services rendered to Poverty Dignified, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Poverty Dignified did not grant any stock options to the executive officer during the year ended August 31, 2015. Poverty Dignified has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

We have agreed to the following compensation to our officers and employees. We currently do not have any written employment agreements.

•	Jonathan Biggs will receive $72,000 per year for his services related to International Business Manager.
•	George C. Critz, III will receive $120,000 per year for his services related to CFO and director of the Company.
•	Robert Jolley will receive $99,400 per year for his services related to VP of Procurement of My Power Solutions.
•	John K. Lowther will receive $180,000 for his services related to CEO and director of the Company.
•	Travis Neely will receive $102,000 for his services as VP of Engineering and Research and Development.

Long Term Compensation

When the Company was organized in September of 2013, John K. Lowther was granted 1,500,000 founders shares at par value of .0001 for services already rendered in the start up development and growth of the Company. He was also granted 500,000 additional shares at par value in exchange for services as CEO. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $1,999,800. Mr. Lowther's services to date have included development of our intellectual property, development of our business plan, negotiation of bringing our services to the African marketplace, development of relationships in the African marketplace.

When the Company was organized in September of 2013, Jonathan Biggs was granted 1,500,000 founders shares at par value of .0001 for services already rendered in the start up development and growth of the Company. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $1,499,850. Mr. Biggs will continue to serve in his capacity as International Business Manager, managing our franchisee setups, relationship development in the continent of Africa, and organization of business in the continent of Africa.

When the Company was organized in September of 2013, George C. Critz, III, through his LLC, Enverdia, was granted 1,000,000 founders shares at par value of .0001 for services already rendered in the start up development and growth of the Company. He was also granted 450,000 additional shares at par value in exchange for services as CFO. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $1,449,855. Mr. Critz's services to date have included services as our financial officer, development and protection of our intellectual property, as well as development with churches within the United States.

When the Company was organized in September of 2013, Larry J. Blevins was granted 100,000 founders shares at par value of .0001 for services already rendered in the start up development and growth of the Company. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $99,990.

When the Company was organized in September of 2013, Lloyd Bustard was granted 500,000 founders shares at par value of .0001 for services already rendered in the start up development and growth of the Company. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $499,950.

When the Company was organized in September of 2013, Richard C. Elkins was granted 25,000 founders shares at par value of .0001 for services already rendered in the start up development and growth of the Company. He was also granted 75,000 additional shares at par value in exchange for services rendered in marketing, advertising and graphic design. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $99,990.

In exchange for services in church consulting and franchise sales networking, Morton Bustard was granted 100,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $99,990.

In exchange for services as VP of Operations in the Continent of Africa, Warwick Ernstzen was granted 50,000 shares at .0001 par value per share. The underlying value of stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $49,995.

In exchange for services in franchise sales and development, Steve Kaloper was granted 5,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $4,999.

In exchange networking services, Nadya Dickson was granted 1,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $1,000.

In exchange for consulting services, Sterling Interests, LLC, was granted 50,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $49,995.

Total stock compensation expense since inception related to the initial common stock issued to the founders disclosed above is $5,855,414. Stock compensation expense recorded during the year ended August 31, 2015 relating to shares disclosed above is $1,230,877.

Future Compensation

We currently do not have any future compensation agreements contemplated.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 31, 2015 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name. Percentage ownership is based on 7,038,180 shares of common stock outstanding on August 31, 2015.

Name of Beneficial Owner(1)	Number Of Shares	Percent

John Gross	50,000	.71%
Enverdia, LLC (2)	1,000,000	14.21%
John Kevin Lowther, CEO	2,000,000	28.42%
George C. Critz, III, CFO (2)	450,000	6.39%
Lloyd P. Bustard	500,000	7.1%
All Directors, Officers and Principal Stockholders as a Group	4,000,000	56.83%

_____________

(1)	The address of each shareholder is care of Poverty Dignified, Inc., 10617 Kettering Drive, Ste 219, Charlotte, NC 28226, unless otherwise stated.
(2)	Enverdia, LLC is managed by our CFO George C. Critz, III.

"Beneficial ownership" means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days from the date of this prospectus.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party in the Company's last fiscal year or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

See Note 7 – Related Party Transactions in notes to consolidated financial statements.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms during the year ended August 31, 2015 and for the period from September 27, 2013 (Inception) to August 31, 2014 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2015	August 31, 2014
Audit fees	$51,345	$31,568
Audited related fees	$10,000	$-
Tax fees	$7,960	$-
All other fees	$-	$-

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Elliott Davis Decosimo, PLLC.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under "Audit Fees." There were no Audit-related services provided in fiscal 2014.Audit-related fees during fiscal 2015 were for services provided in conjunction with our responses to SEC comment letters.

TAX FEES. Consists of fees billed for professional services for tax preparation and other tax services.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no other fees during fiscal 2015 or 2014.

Audit Committee Policies

The Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the consolidated financial statements and notes thereto in Item 8 of Part II above.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poverty Dignified, Inc.

Dated: December 15, 2015	By:	/s/ John K. Lowther
John K. Lowther
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ George C. Critz, III
George C. Critz, III
Vice-President and Chief Financial Officer
(Principal Financial Officer)

