Form 10-Q
period 2015-11-30
Poverty Dignified, Inc.
filed 2016-01-14
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒ (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 13, 2016, there were 7,038,180 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.
Consolidated Balance Sheets

	November 30, 2015	August 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$1,253	$573
Prepaid inventory	77,578	77,578
Prepaid expenses and other current assets	1,142	4,790
Total current assets	79,973	82,941

Property and equipment, net	677	810

Total assets	$80,650	$83,751

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$49,246	$51,800
Notes payable - related party	225,684	194,500
Accrued payroll expenses	193,951	66,743
Accrued expenses	4,619	5,373
Deferred revenue	15,000	15,000
Franchise liability	90,000	90,000
Due to officer	5,278	6,623
Total current liabilities	583,778	430,039

Stockholders' deficit
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 7,038,180 shares issued and outstanding as of November 30, 2015 and August 31, 2015	704	704
Additional paid in capital	7,037,476	7,037,476
Accumulated deficit	(7,541,308)	(7,384,468)
Total stockholders' deficit	(503,128)	(346,288)

Total liabilities and stockholders' deficit	$80,650	$83,751

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	November 30, 2015	November 30, 2014

Revenue	$-	$-

Operating expenses
Research and development	7,500	58,575
Professional fees	4,906	92,735
General and administrative
Payroll	130,972	135,708
Other	13,462	55,646
Total general and administrative	144,434	191,354
Total operating expenses	156,840	342,664

Net loss	$(156,840)	$(342,664)

Net loss per common share
-Basic and diluted	$(0.02)	$(0.06)

Weighted average common shares outstanding
-Basic and diluted	7,038,180	5,587,266

The accompanying notes are an integral part of these consolidated financial statements.

4

Poverty Dignified, Inc.
Consolidated Statement of Changes in Stockholders' Deficit
Unaudited

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Number of Shares	Amount

Balance at August 31, 2015	7,038,180	$704	$7,037,476	$(7,384,468)	$(346,288)

Net loss	-	-	-	(156,840)	(156,840)

Balance at November 30, 2015	7,038,180	$704	$7,037,476	$(7,541,308)	$(503,128)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	November 30, 2015	November 30, 2014

Cash Flows From Operating Activities
Net loss	$(156,840)	$(342,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	133
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,648	(873)
Accounts payable	(2,554)	12,517
Accrued payroll expenses	127,208	(1,457)
Accrued expenses	(754)	320
Net cash used in operating activities	(29,159)	(332,024)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	31,184	-
Advances from officer, net	(1,345)	-
Issuance of common stock	-	435,144
Net cash provided by financing activities	29,839	435,144

Net increase in cash	680	103,120
Cash - beginning of period	573	147,877
Cash - end of period	$1,253	$250,997

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$1,282	$-

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements November 30, 2015

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company's Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2015. The interim results for the three months ended November 30, 2015 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc. and My Power Solutions, Inc. Africhise, Inc. has had no activity since its inception. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2015, the Company had cash of $1,253; working capital deficit of $503,805 and a stockholders' deficiency of $503,128. The Company has not generated any revenues from ongoing operations since inception to November 30, 2015, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold one unit that is not operational and has not been effective in reducing operational expenses. As a result, as of November 30, 2015, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

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

During fiscal year 2016, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Risks and Uncertainties

Our initial market will be South Africa and Kenya. Poverty Dignified's activities are subject to significant risks and uncertainties, including failing to secure funding to operationalize the franchise business concept.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prepaid Inventory

Prepaid inventory consists of amounts paid in advance to a supplier for products related to the sale of franchise units that have not been received or for which the Company nor the franchisee have taken ownership.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of November 30, 2015 and August 31, 2015, property and equipment solely consists of computers. Accumulated depreciation as of November 30, 2015 and August 31, 2015 was $931 and $798, respectively and depreciation expense for each of the three month periods ended November 30, 2015 and 2014 was $133.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of November 30, 2015, the Company had not executed any area development agreements.

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. As of November 30, 2015 and August 31, 2015, the Company had sold one franchise but has yet to complete the services required to recognize the revenue. As such, the Company has recorded deferred revenue of $15,000 and a franchise liability of $90,000 at November 30, 2015 and August 31, 2015.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned.

Advertising

Advertising expenditures are charged to expense as incurred. Total advertising expense for the three month periods ended November 30, 2015 and 2014 was $-0- and $6,895, respectively, and is included in general and administrative expenses.

Research and Development

Research and development expenditures are charged to expense as incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the morelikelythannot recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

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

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at November 30, 2015 or August 31, 2015.

Earnings Per Share

Basic Earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of operations.

NOTE 3 - STOCKHOLDERS' EQUITY

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 7,038,180 shares of common stock issued and outstanding at November 30, 2015 and August 31, 2015. No preferred stock has been issued.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's agreement with a supplier, as of November 30, 2015 and August 31, 2015, the Company was committed to the purchase of a total of 1,500 kits, 2 solar power collection systems, 260 battery charging trays, and 2,000 power packs. These products will be allocated in part or in full to the production of 3 full franchise units. The total commitment for the products is $155,155, of which $77,578 was paid prior to August 31, 2015 and is included in prepaid inventory at November 30, 2015 and August 31, 2015. The remaining balance is due upon receipt of the products.

The Company maintains a month to month lease on its corporate headquarters location.

NOTE 5 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through November 30, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	November 30, 2015	August 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$414,786	$402,518
Organization costs	107,394	109,291
Accrued payroll	67,883	23,360
Gross deferred tax asset	590,063	535,169
Valuation allowance	(590,063)	(535,169)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the three months ended November 30, 2015 and 2014 is as follows:

	2015	2014
Income tax computed at the federal statutory rate	$(54,894)	$(119,932)
State income tax, net of federal tax benefit	-	-
Total	(54,894)	(119,932)
Change in valuation allowance	54,894	119,932
Provision for income taxes	$-	$-

NOTE 5 – INCOME TAXES (continued)

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $54,894 and $119,932 during the three months ended November 30, 2015 and 2014, respectively.

As of November 30, 2015, the Company had a federal and state net operating loss carryforward in the amount of $1,185,102. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2015, the Company was reimbursed $27,524 by Power It Perfect, Inc., an affiliated company primarily owned by John K. Lowther (CEO and Director of the Company) and George C. Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. This amount has been recorded as an offset to those expenses in the accompanying consolidated statements of operations. There were no such use of resources or reimbursements during the three months ended November 30, 2014.

Lloyd Bustard, a shareholder who owns 7.1% of the outstanding common stock at November 30, 2015, did not provide any consulting services during the three months ended November 30, 2015, but provided consulting services of $39,214 during the three months ended November 30, 2014.

Due to Officer

On March 13, 2015, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at November 30, 2015 and August 31, 2015 is $5,278 and $6,623, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. During the three months ended November 30, 2015, Power It Perfect, Inc. loaned the Company and additional $31,184 for working capital purposes in exchange for five promissory notes of $3,251, $1,000, $2,917, $2,016, and $22,000, respectively, that all bear interest at five percent. All the notes are non-collateralized and due on demand, as soon as the Company has a stream of revenue available for repayment. The balance of the notes payable was $225,684 at November 30, 2015 and $194,500 at August 31, 2015. Accrued interest on the notes, which is included in accrued expenses, totaled $4,619 at November 30, 2015 and $2,147 at August 31, 2015. There are no conversion provisions associated with the notes.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 13, 2016, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as noted below.

In December 2015 Power It Perfect, Inc. loaned the Company $58,608 in exchange for 6 promissory notes that all bear interest at five percent. The loans are non-collateralized and are due on demand.

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

Since our inception on September 27, 2013 to November 30, 2015, we have not generated any revenues and have incurred a loss of $7,541,308, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Although we do not value the services at this price, we value the stock at a $1 based on a Private Placement Memorandum where we raised $1,182,180 at a $1 per share. During this time since our inception, we incurred operating expenses of $7,541,308 resulting in a cumulative loss of $7,541,308; expenses, not including the expense of our stock value for services, were incurred totaling $1,685,894 relating to research and development, professional fees, and all other general and administrative expenses. For the three months ended November 30, 2015, we incurred expenses of $156,840. Since inception we have been developing our business plan, advertising our potential franchise model, paying professional fees and developing our charging stations.

Going Concern

As of November 30, 2015, the Company had cash of $1,253; working capital deficit of $503,805 and a stockholders' deficiency of $503,128. The Company has not generated any revenues from ongoing operations since inception to November 30, 2015, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold one unit that is not operational and has not been effective in reducing operational expenses. As a result, as of November 30, 2015, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

For the three months ended November 30, 2015

There were no revenues for the three months ended November 30, 2015. There was a net loss of $156,840.

Our expenses for the three months ended November 30, 2015 were related to research and development of $7,500, professional fees of $4,906, and general and administrative costs of $144,434. General and administrative costs primarily consisted of payroll expenses of $130,972. $127,208 of the payroll expenses related to amounts accrued for, but not paid to, the Company's CEO and CFO.

For the three months ended November 30, 2014

There were no revenues for the three months ended November 30, 2014. There was a net loss of $342,664.

Our expenses for the three months ended November 30, 2014 were related to research and development of $58,575, professional fees of $92,735, and general and administrative costs of $191,354. General and administrative costs primarily consisted of payroll expenses of $135,708, travel of $24,568 and advertising of $6,895.

Liquidity and Capital Resources

The Company had $573 in cash and a balance of $82,368 in prepaid expenses at August 31, 2015. As of November 30, 2015 the Company had a cash balance of $1,253 and $78,720 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We are currently exploring market opportunities in Kenya and South Africa. From inception to November 30, 2015, we have expensed $7,541,308 of which $5,855,414 was non-cash compensation and $1,685,894 was other start-up and operational costs. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. In March 2015, we sold our first franchise for $105,000. We believe we will continue selling franchises over the next 12 months and this will provide for our expenses. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Thus, we believe that we will see a significant reduction in our monthly burn rate now that we have moved into an operational stage and out of a development stage. We define burn rate as the rate which we spend capital in excess of revenues.

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

As of November 30, 2015, we had cash of $1,253 and have had a net increase in cash of $680 during the three months ended November 30, 2015. We will need to find additional sources of capital to continue. We believe in the near future we will generate revenues from the deployment of our franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions and our franchise operations in Africa. We do not expect to incur any additional significant research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. We believe we will begin generating revenues under the My Power Solutions business concept in 2016 of which there can be no guarantee. However, if we want to develop additional franchising concepts, we will need to reinvest much of our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

We do not currently have enough cash on hand to deploy our current business plan and to open franchises in South Africa and over time in Kenya in 2016. We plan to commence a private placement offering of up to $750,000 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

Poverty Dignified, Inc. plans sometime in the second quarter to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of November 30, 2015 we have issued 5,856,000 shares of our common stock to various shareholders, in exchange for cash and services. Since inception, we have recognized total expense of $5,855,414. No such expenses were recognized during the three months ended November 30, 2015 or 2014.

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

As of January 13, 2016, while we have hired a third party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

We will hire additional personnel with sufficient qualifications to allow us to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to use some of the funds through the private placement offering to allocate to this additional salary cost.

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

If we are able to raise capital through our planned $750,000 private placement offering pursuant to Rule 506 of Regulation D of the Securities Act or generate sufficient revenues through franchise sales, we anticipate having sufficient capital.we anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2016.

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

None

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

Poverty Dignified, Inc.

Dated: January 13, 2016	By:	/s/ John K. Lowther
John K. Lowther
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ George C. Critz, III
George C. Critz, III
Vice-President and Chief Financial Officer (Principal Financial Officer)

