Form 10-Q
period 2016-02-29
Poverty Dignified, Inc.
filed 2016-04-19
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______________ to _______________

Commission file number: _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒ (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 18, 2016, there were 7,038,180 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

	February 29, 2016	August 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$46,504	$573
Prepaid inventory	168,192	77,578
Prepaid expenses and other current assets	9,995	4,790
Total current assets	224,691	82,941

Property and equipment, net	544	810

Total assets	$225,235	$83,751

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$50,620	$51,800
Notes payable - related party	311,882	194,500
Accrued payroll expenses	269,095	66,743
Accrued expenses	170	5,373
Deferred revenue	311,999	105,000
Due to officer	5,278	6,623
Total current liabilities	949,044	430,039

Stockholders' deficit
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001:100,000,000 shares authorized; 7,038,180 shares issued and outstanding as of February 29, 2016 and August 31, 2015	704	704
Additional paid in capital	7,037,476	7,037,476
Accumulated deficit	(7,761,989)	(7,384,468)
Total stockholders' deficit	(723,809)	(346,288)

Total liabilities and stockholders' deficit	$225,235	$83,751

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$-	$-	$-	$-

Operating expenses
Research and development	7,306	28,223	14,806	86,798
Professional fees	50,938	54,101	55,844	146,836
General and administrative
Stock-based compensation	-	1,230,877	-	1,230,877
Payroll	147,164	156,310	278,136	292,018
Other	15,273	19,515	28,735	75,161
Total general and administrative	162,437	1,406,702	306,871	1,598,056
Total operating expenses	220,681	1,489,026	377,521	1,831,690

Net loss	$(220,681)	$(1,489,026)	$(377,521)	$(1,831,690)

Net loss per common share
- Basic and diluted	$(0.03)	$(0.24)	$(0.05)	$(0.31)

Weighted average common shares outstanding
- Basic and diluted	7,038,180	6,217,513	7,038,180	5,900,649

The accompanying notes are an integral part of these consolidated financial statements.

4

Poverty Dignified, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

Unaudited

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders' Deficit

Balance at August 31, 2015	7,038,180	$704	$7,037,476	$(7,384,468)	$(346,288)

Net loss	-	-	-	(377,521)	(377,521)

Balance at February 29, 2016	7,038,180	$704	$7,037,476	$(7,761,989)	$(723,809)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	February 29, 2016	February 28, 2015

Cash Flows From Operating Activities
Net loss	$(377,521)	$(1,831,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,230,877
Depreciation	266	265
Changes in operating assets and liabilities:
Prepaid inventory	(90,614)	-
Prepaid expenses and other current assets	(5,205)	3,252
Accounts payable	(1,180)	23,133
Accrued payroll expenses	202,352	(1,457)
Accrued expenses	(5,203)	8,217
Deferred revenue	206,999	-
Net cash used in operating activities	(70,106)	(567,403)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	161,974	-
Payments on notes payable - related party	(44,592)	-
Advances from officer, net	(1,345)	-
Issuance of common stock	-	435,267
Net cash provided by financing activities	116,037	435,267

Net increase in cash	45,931	(132,136)
Cash - beginning of period	573	147,877
Cash - end of period	$46,504	$15,741

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$9,172	$192
Income taxes	$-	$245

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Notes to Unaudited Consolidated Financial Statements

February 29, 2016

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company's Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2015. The interim results for the six months ended February 29, 2016 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc. and My Power Solutions, Inc. Africhise, Inc. has had no activity since its inception. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 29, 2016, the Company had cash of $46,504; working capital deficit of $724,353 and a stockholders' deficit of $723,809. The Company has not generated any revenues from ongoing operations since inception to February 29, 2016, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold three units that are not operational and has not been effective in reducing operational expenses. As a result, as of February 29, 2016, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Going Concern and Management's Plans (continued)

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through February 29, 2016, the Company has executed three franchise agreements for deferred revenue of $311,999. Subsequent to February 29, 2016, one of those franchises became operational and should begin to generate franchise royalties in the near term. The Company's long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

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

During the last half of fiscal year 2016, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Risks and Uncertainties

Our initial markets are South Africa and Kenya. Poverty Dignified's activities are subject to significant risks and uncertainties, including failing to secure funding to operationalize the franchise business concept.

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

Accounts Receivable

Accounts receivable consists of amounts due from franchisees under the terms of executed franchise agreements. Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to franchise agreements that have been executed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the conditions for revenue recognition have not yet been met and payment not made, as neither party has fulfilled its obligations under the franchise agreement. As such, for balance sheet purposes, we have offset the deferred revenue with the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The unrecognized accounts receivable and deferred revenue was $10,999 and $-0- at February 29, 2016 and August 31, 2015, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

The Company uses the allowance method for recognizing bad debts. When an account is uncollectible, it is written off against the allowance. We generally do not require collateral for our accounts receivable. There was no allowance for doubtful accounts deemed necessary at February 29, 2016.

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of February 29, 2016 and August 31, 2015, property and equipment solely consists of computers. Accumulated depreciation as of February 29, 2016 and August 31, 2015 was $1,064 and $798, respectively, and depreciation expense for the three and six month periods ended February 29, 2016 was $133 and $266, respectively. Depreciation expense for the three and six month periods ended February 28, 2015 was $133 and $265, respectively.

Accrued Expenses

Accrued expenses are recorded when incurred and primarily consist of amounts due for supplies and travel. Accrued payroll consists of salary amounts earned but deferred by the Company's management team.

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

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of February 29, 2016, the Company had not executed any area development agreements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 to $94,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is reported gross, as the Company is the principal in the transaction due to its ability to select suppliers, establish pricing and determine product specifications and for its assumption of risk of loss during shipment, and is recognized upon delivery of the completed franchise unit. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until all Company obligations are met. As of February 29, 2016, the Company had sold three franchise units but had yet to complete the services required to recognize the revenue. As such, the Company has recorded deferred revenue of $311,999, net of accounts receivable of $10,999, at February 29, 2016. At August 31, 2015, the Company had sold one franchise unit and had recorded deferred revenue of $105,000.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense was $-0- for the three and six month periods ended February 29, 2016. Total advertising expense for three and six month periods ended February 28, 2015 was $3,632 and $10,527, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at February 29, 2016 or August 31, 2015.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.

Reclassifications

Certain amounts in the prior periods have been reclassified to conform to current period presentation. These reclassifications had no impact on previously reported stockholders' deficit or net loss.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of operations.

NOTE 3 - STOCKHOLDERS' EQUITY

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 7,038,180 shares of common stock issued and outstanding at February 29, 2016 and August 31, 2015. No preferred stock has been issued.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's agreement with a supplier, as of February 29, 2016 and August 31, 2015, the Company was committed to purchase products related to the production of three full franchise units. The total commitment for the products is $168,192, all of which was paid prior to February 29, 2016 and is included in prepaid inventory at February 29, 2016. $77,578 of the commitment amount was paid prior to August 31, 2015 and was included in prepaid inventory at that date.

The Company maintains a month to month lease on its corporate headquarters location.

NOTE 5 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through February 29, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	February 29, 2016	August 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$467,621	$402,518
Organization costs	105,497	109,291
Accrued payroll	94,183	23,360
Gross deferred tax asset	667,301	535,169
Valuation allowance	(667,301)	(535,169)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the six months ended February 29, 2016 and February 28, 2015 is as follows:

	2016	2015

Income tax computed at the federal statutory rate	$(132,132)	$(641,091)
State income tax, net of federal tax benefit	-	-
Total	(132,132)	(641,091)
Change in valuation allowance	132,132	641,091
Provision for income taxes	$-	$-

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $132,132 and $641,091 during the six months ended February 29, 2016 and February 28, 2015, respectively.

As of February 29, 2016, the Company had a federal and state net operating loss carryforward in the amount of $1,336,059. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2016, the Company was reimbursed $27,524 by Power It Perfect, Inc., an affiliated company primarily owned by John K. Lowther (CEO and Director of the Company) and George C. Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. This amount has been recorded as an offset to those expenses in the accompanying consolidated statements of operations. There were no such use of resources or reimbursements during the six months ended February 28, 2015.

Lloyd Bustard, a shareholder who owns 7.1% of the outstanding common stock at February 29, 2016, did not provide any consulting services during the six months ended February 29, 2016, but provided consulting services of $45,765 during the six months ended February 28, 2015.

Due to Officer

On March 13, 2015, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at February 29, 2016 and August 31, 2015 is $5,278 and $6,623, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. During the six months ended February 29, 2016, Power It Perfect, Inc. loaned the Company an additional $161,974 for working capital purposes in exchange for 14 promissory notes that all bear interest at five percent. All the notes are non-collateralized and due on demand, as soon as the Company has a stream of revenue available for repayment. The balance of the notes payable was $311,882 at February 29, 2016 and $194,500 at August 31, 2015. Accrued interest on the notes, which is included in accrued expenses, totaled $170 at February 29, 2016 and $2,147 at August 31, 2015. There are no conversion provisions associated with the notes.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 18, 2016, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as noted below.

On March 5, 2016, the Company's first franchise unit became operational in South Africa. As such, the Company will recognize revenue of $105,000 and the related cost of revenue in the third quarter ending May 31, 2016. Additionally, the Company anticipates that it will begin receiving franchise royalties from this franchise unit during the third quarter ending May 31, 2016.

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

Background Overview

Poverty Dignified, Inc. was incorporated in the State of Nevada in September 2013. We were formed to operate as a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. Through February 29, 2016, we have sold three franchises and the associated revenue totaling $311,999, net of receivable of $10,999, has yet to be earned.

Since our inception on September 27, 2013 to February 29, 2016, we have not generated any revenues and have incurred accumulated losses of $7,761,989, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Although we do not value the services at this price, we value the stock at a $1 based on a Private Placement Memorandum where we raised $1,182,180 at a $1 per share. During this time since our inception, we incurred operating expenses of $7,761,989 resulting in a cumulative loss of $7,761,989; expenses, not including the expense of our stock value for services, were incurred totaling $1,906,575 relating to research and development, professional fees, and all other general and administrative expenses. For the six months ended February 29, 2016, we incurred expenses of $377,521. Since inception we have been developing our business plan, advertising our potential franchise model, paying professional fees and developing our charging stations.

Going Concern

As of February 29, 2016, the Company had cash of $46,504; working capital deficit of $724,353 and a stockholders' deficit of $723,809. The Company has not generated any revenues from ongoing operations since inception to February 29, 2016, has incurred net losses since inception and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has sold three units that are not operational and has not been effective in reducing operational expenses. As a result, as of February 29, 2016, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $311,882 remains outstanding under notes payable to this related party at February 29, 2016.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through February 29, 2016, the Company has executed three franchise agreements for deferred revenue of $311,999. Subsequent to February 29, 2016, one of those franchises became operational and should begin to generate franchise royalties in the near term. The Company's long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

Results of Operations

For the three and six months ended February 29, 2016

There were no revenues for the three and six months ended February 29, 2016. There was a net loss of $220,681 and $377,521, respectively, for the three and six months ended February 29, 2016. The net loss was mostly related to payroll expenses and professional fees.

Our expenses for the six months ended February 29, 2016 were related to research and development of $14,806, professional fees of $55,844, and general and administrative costs of $306,871. General and administrative costs primarily consisted of payroll expenses of $278,136. $269,095 of the payroll expenses related to amounts accrued for, but not yet paid to, the Company's management team.

For the three and six months ended February 28, 2015

There were no revenues for the three and six months ended February 28, 2015. There was a net loss of $1,489,026 and $1,831,690, respectively, for the three and six months ended February 28, 2015. The net loss was mostly related to payroll expenses, professional fees and stock-based compensation.

Our expenses for the six months ended February 28, 2015 were related to research and development of $86,798, professional fees of $146,836, and general and administrative costs of $1,598,056. General and administrative costs primarily consisted of payroll expenses of $292,018 and non-cash stock-based compensation of $1,230,877 for the sale of stock at less than par value in exchange for services.

Liquidity and Capital Resources

The Company had $573 in cash and a balance of $82,368 in prepaid expenses at August 31, 2015. As of February 29, 2016 the Company had a cash balance of $46,504 and $178,187 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We continue to explore market opportunities in Kenya and South Africa. From inception to February 29, 2016, we have expensed $7,761,989 of which $5,855,414 was non-cash compensation and $1,906,575 was other start-up and operational costs. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. Through February 29, 2016, we have sold three franchises and the associated revenue totaling $311,999, net of receivable of $10,999, has yet to be earned. We believe we will continue selling franchises over the next 12 months and this will provide for our expenses. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Thus, we believe that we will see a significant reduction in our monthly burn rate now that we have moved into an operational stage and out of a development stage. We define burn rate as the rate which we spend capital in excess of revenues.

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

As of February 29, 2016, we had cash of $46,504 and have had a net increase in cash of $45,931 during the six months ended February 29, 2016. The increase in cash was primarily driven by borrowings on notes payable from a related party. We will need to find additional sources of capital to continue. We believe in the near future we will generate revenues from the deployment of our franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions and our franchise operations in Africa. We do not expect to incur any additional significant research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. We believe we will begin generating revenues under the My Power Solutions business concept in 2016 of which there can be no guarantee. However, if we want to develop additional franchising concepts, we will need to reinvest much of our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

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

Poverty Dignified, Inc. plans sometime in the last half of fiscal 2016 to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of February 29, 2016 we have issued 5,856,000 shares of our common stock to various shareholders, in exchange for cash and services. Since inception, we have recognized total expense of $5,855,414. No such expenses were recognized during the six months ended February 29, 2016. During the six months ended February 28, 2015, we incurred $1,230,877 of these non-cash stock-based compensation expenses.

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

Not required.

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

As of April 18, 2016, while we have hired a third party consultant to help us with our public reporting and disclosures, we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

If we are able to raise capital through our planned $750,000 private placement offering pursuant to Rule 506 of Regulation D of the Securities Act or generate sufficient revenues through franchise sales, we anticipate having sufficient capital, we anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poverty Dignified, Inc.

Dated: April 19, 2016	By:	/s/ John K. Lowther
John K. Lowther
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ George C. Critz, III
George C. Critz, III
Vice-President and Chief Financial Officer (Principal Financial Officer)

