Form 10-Q
period 2016-05-31
Poverty Dignified, Inc.
filed 2016-07-15
CIK 1591615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ________________

Commission file number: 000-55558

________________________

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

As of July 15, 2016, there were 7,113,180 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

	May 31, 2016	August 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$690	$573
Prepaid inventory	110,970	77,578
Prepaid expenses and other current assets	7,449	4,790
Total current assets	119,109	82,941

Property and equipment, net	409	810

Total assets	$119,518	$83,751

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$66,946	$51,800
Notes payable - related party	311,882	194,500
Accrued payroll expenses	386,951	66,743
Accrued expenses	3,208	5,373
Deferred revenue	234,242	105,000
Due to officer	5,322	6,623
Total current liabilities	1,008,551	430,039

Stockholders' deficit
Preferred stock par value $.0001: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 7,113,180 and 7,038,180 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	711	704
Additional paid in capital	7,112,469	7,037,476
Accumulated deficit	(8,002,048)	(7,384,468)
Accumulated other comprehensive loss	(165)	-
Total stockholders' deficit	(889,033)	(346,288)

Total liabilities and stockholders' deficit	$119,518	$83,751

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

Franchise revenue	$95,757	$-	$95,757	$-
Franchise expenses	80,757	-	80,757	-
	15,000	-	15,000	-

Operating expenses
Research and development	-	24,504	14,806	111,302
Professional fees	12,629	50,304	68,473	197,140
General and administrative
Stock-based compensation	75,000	-	75,000	1,230,877
Payroll	135,695	57,345	413,831	349,363
Other	31,735	21,068	60,470	96,229
Total general and administrative	242,430	78,413	549,301	1,676,469
Total operating expenses	255,059	153,221	632,580	1,984,911

Net loss	$(240,059)	$(153,221)	$(617,580)	$(1,984,911)

Net loss per common share
-Basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.32)

Weighted average common shares outstanding
-Basic and diluted	7,038,995	7,038,180	7,038,454	6,283,992

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

Unaudited

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance at August 31, 2015	7,038,180	$704	$7,037,476	$(7,384,468)	$-	$(346,288)

Stock-based compensation	75,000	7	74,993	-	-	75,000
Net loss	-	-	-	(617,580)	-	(617,580)
Foreign currency translation loss	-	-	-	-	(165)	(165)

Balance at May 31, 2016	7,113,180	$711	$7,112,469	$(8,002,048)	$(165)	$(889,033)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	May 31, 2016	May 31, 2015

Cash Flows From Operating Activities
Net loss	$(617,580)	$(1,984,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,000	1,230,877
Depreciation	401	400
Changes in operating assets and liabilities:
Prepaid inventory	(33,392)	-
Prepaid expenses and other current assets	(2,659)	3,760
Accounts payable	15,146	45,343
Accrued payroll expenses	320,208	31,914
Accrued expenses	(2,165)	(135)
Deferred revenue	129,242	105,000
Net cash used in operating activities	(115,799)	(567,752)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	161,974	-
Payments on notes payable - related party	(44,592)	-
Advances from officer, net	(1,301)	6,704
Issuance of common stock	-	435,267
Net cash provided by financing activities	116,081	441,971

Effect of foreign currency translation	(165)	-

Net increase in cash	117	(125,781)
Cash - beginning of period	573	147,877
Cash - end of period	$690	$22,096

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$9,023	$192
Income taxes	$-	$245

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Notes to Unaudited Consolidated Financial Statements

May 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Charlotte, North Carolina. The Company established itself as a business incubation company developing micro-franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a Delaware Corporation, was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. These entities are collectively referred herein to as Poverty Dignified, or the Company.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company's Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2015. The interim results for the nine months ended May 31, 2016 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc. and Africhise, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2016, the Company had cash of $690; working capital deficit of $889,442 and a stockholders' deficit of $889,033. The Company has incurred net losses from ongoing operations since inception to May 31, 2016 and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not yet successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of May 31, 2016, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Going Concern and Management's Plans (continued)

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through May 31, 2016, the Company has executed three franchise agreements for recognized revenue of $95,757 and deferred revenue of $234,242. One of the franchises is now operational and should begin to generate franchise royalties in the near term. The Company's long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

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

During the last quarter of fiscal year 2016 or early in fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

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

Accounts Receivable

Accounts receivable consists of amounts due from franchisees under the terms of executed franchise agreements. Because of our revenue recognition policies, there are circumstances for which we are unable to recognize revenue relating to franchise agreements that have been executed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the conditions for revenue recognition have not yet been met and payment not made, as neither party has fulfilled its obligations under the franchise agreement. As such, for balance sheet purposes, we have offset the deferred revenue with the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. The unrecognized accounts receivable and deferred revenue was $10,999 and $-0- at May 31, 2016 and August 31, 2015, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

We use the allowance method for recognizing bad debts. When an account is uncollectible, it is written off against the allowance. We generally do not require collateral for our accounts receivable. There was no allowance for doubtful accounts deemed necessary at May 31, 2016.

Prepaid Inventory

Prepaid inventory consists of amounts paid in advance to a supplier for products related to the sale of franchise units that have not been received or for which neither the Company nor the franchisee have taken ownership.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of May 31, 2016 and August 31, 2015, property and equipment solely consists of computers. Accumulated depreciation as of May 31, 2016 and August 31, 2015 was $1,199 and $798, respectively, and depreciation expense for the three and nine month periods ended May 31, 2016 was $135 and $401, respectively. Depreciation expense for the three and nine month periods ended May 31, 2015 was $135 and $400, respectively.

Accrued Expenses

Accrued expenses are recorded when incurred and primarily consist of amounts due for supplies and travel. Accrued payroll consists of salary amounts earned but deferred by the Company's management team.

Revenue Recognition

The Company recognizes revenue once pervasive evidence of an agreement exists; the product and/or service have been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments.

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of May 31, 2016, the Company had not executed any area development agreements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 to $94,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is reported gross, as the Company is the principal in the transaction due to its ability to select suppliers, establish pricing and determine product specifications and for its assumption of risk of loss during shipment, and is recognized upon delivery of the completed franchise unit. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until all Company obligations are met. As of May 31, 2016, the Company had sold three franchise units. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $95,757 and associated franchise expenses of $80,757 for the three and nine months ended May 31, 2016. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $234,242, net of accounts receivable of $10,999, at May 31, 2016. At August 31, 2015, the Company had sold one franchise unit and had recorded deferred revenue of $105,000.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. As of May 31, 2016, no royalties have been earned on the one franchise unit placed into operation.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense was $-0- for the three and nine month periods ended May 31, 2016. Total advertising expense for three and nine month periods ended May 31, 2015 was $3,724 and $14,252, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

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

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at May 31, 2016 or August 31, 2015.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign operations of My Power Solutions, Inc. is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The accumulated foreign currency translation adjustment is presented as a component of accumulated other comprehensive loss in the consolidated statement of changes in stockholders' deficit.

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

NOTE 3 - STOCKHOLDERS' EQUITY

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 7,113,180 and 7,038,180 shares of common stock issued and outstanding at May 31, 2016 and August 31, 2015, respectively. No preferred stock has been issued.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's agreement with a supplier, as of May 31, 2016 and August 31, 2015, the Company was committed to purchase products related to the production of three full franchise units. The total commitment for the products is $110,970, all of which was paid prior to May 31, 2016 and is included in prepaid inventory at May 31, 2016. $77,578 of the commitment amount was paid prior to August 31, 2015 and was included in prepaid inventory at that date.

The Company maintains a month to month lease on its corporate headquarters location.

NOTE 5 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through May 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	May 31, 2016	August 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$486,041	$402,518
Organization costs	103,600	109,291
Accrued payroll	135,433	23,360
Gross deferred tax asset	725,074	535,169
Valuation allowance	(725,074)	(535,169)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the nine months ended May 31, 2016 and May 31, 2015 is as follows:

	2016	2015
Income tax computed at the federal statutory rate	$(216,153)	$(694,719)
State income tax, net of federal tax benefit	-	-
Non-deductible stock compensation expense	26,248	430,807
Total	(189,905)	(263,912)
Change in valuation allowance	189,905	263,912
Provision for income taxes	$-	$-

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $189,905 and $263,912 during the nine months ended May 31, 2016 and May 31, 2015, respectively.

As of May 31, 2016, the Company had a federal and state net operating loss carryforward in the amount of $1,388,689. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2016 and May 31, 2015, the Company was reimbursed $27,524 and $97,223, respectively, by Power It Perfect, Inc., an affiliated company primarily owned by John K. Lowther (CEO and Director of the Company) and George C. Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. These amounts have been recorded as an offset to those expenses in the accompanying consolidated statements of operations.

Lloyd Bustard, a shareholder who owns 7.0% of the outstanding common stock at May 31, 2016, did not provide any consulting services during the nine months ended May 31, 2016, but provided consulting services of $45,765 during the nine months ended May 31, 2015.

Due to Officer

On March 13, 2015, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at May 31, 2016 and August 31, 2015 is $5,322 and $6,623, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. During the nine months ended May 31, 2016, Power It Perfect, Inc. loaned the Company an additional $161,974 for working capital purposes in exchange for 14 promissory notes that all bear interest at five percent per annum. All the notes are non-collateralized and due on demand, as soon as the Company has a stream of revenue available for repayment. The balance of the notes payable was $311,882 at May 31, 2016 and $194,500 at August 31, 2015. Accrued interest on the notes, which is included in accrued expenses, totaled $3,208 at May 31, 2016 and $2,147 at August 31, 2015. There are no conversion provisions associated with the notes.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 15, 2016, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure..

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

Background Overview

Poverty Dignified, Inc. is incorporated in the State of Nevada in September 2013. We were formed to operate as a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. Through May 31, 2016, we have sold three franchises The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $95,757 and associated franchise expenses of $80,757 for the three and nine months ended May 31, 2016. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $234,242, net of accounts receivable of $10,999, at May 31, 2016.

Since our inception on September 27, 2013 to May 31, 2016, we have only generated revenues of $95,757 from one franchise unit and have incurred a loss of $8,002,048, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Although we do not value the services at this price, we value the stock at a $1 based on a Private Placement Memorandum where we raised $1,182,180 at a $1 per share. During this time since our inception, we incurred operating expenses of $8,017,048 resulting in a cumulative loss of $8,002,048; expenses, not including the expense of our stock value for services, were incurred totaling $2,086,641 relating to research and development, professional fees, and all other general and administrative expenses. For the nine months ended May 31, 2016, we incurred expenses of $632,580, including stock-based compensation expense of $75,000. Since inception we have been developing our business plan, advertising our potential franchise model, paying professional fees and developing our charging stations.

Going Concern

As of May 31, 2016, the Company had cash of $690; working capital deficit of $889,442 and a stockholders' deficit of $889,033. The Company has incurred net losses from ongoing operations since inception to May 31, 2016 and continues to expend cash in order to accomplish its business objectives. Based on the Company's current progress in its business plan, it has not yet successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of May 31, 2016, these issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $311,882 remains outstanding under notes payable to this related party at May 31, 2016.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through May 31, 2016, we have sold three franchises The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $95,757 and associated franchise expenses of $80,757 for the three and nine months ended May 31, 2016. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $234,242, net of accounts receivable of $10,999, at May 31, 2016. The Company's long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

Results of Operations

For the three and nine months ended May 31, 2016

The Company has recognized franchise revenue and franchise expenses of $95,757 and $80,757, respectively, related to one franchise unit for the three and nine months ended May 31, 2016. There was a net loss of $240,059 and $617,580, respectively, for the three and nine months ended May 31, 2016. The net loss was mostly related to stock-based compensation, payroll expenses and professional fees.

Our expenses for the nine months ended May 31, 2016 were related to research and development of $14,806, professional fees of $68,473, and general and administrative costs of $549,301. General and administrative costs primarily consisted of non-cash stock-based compensation of $75,000 and payroll expenses of $413,831. $386,951 of the payroll expenses related to amounts accrued for, but not yet paid to, the Company's management team.

For the three and nine months ended May 31, 2015

There were no revenues for the three and nine months ended May 31, 2015. There was a net loss of $153,221 and $1,984,911, respectively, for the three and nine months ended May 31, 2015. The net loss was mostly related to payroll expenses, professional fees and stock-based compensation.

Our expenses for the nine months ended May 31, 2015 were related to research and development of $111,302, professional fees of $197,140, and general and administrative costs of $1,676,469. General and administrative costs primarily consisted of payroll expenses of $349,363 and non-cash stock-based compensation of $1,230,877 for the sale and issuance of stock in exchange for services.

Liquidity and Capital Resources

The Company had $573 in cash and a balance of $82,368 in prepaid expenses at August 31, 2015. As of May 31, 2016 the Company had a cash balance of $690 and $121,349 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We continue to explore market opportunities in Kenya and South Africa. From inception to May 31, 2016, we have incurred operating expenses of $8,017,048 of which $5,930,407 was non-cash compensation and $2,086,641 was other start-up and operational costs. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. Through May 31, 2016, we have sold three franchises The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $95,757 and associated franchise expenses of $80,757 for the three and nine months ended May 31, 2016. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $234,242, net of accounts receivable of $10,999, at May 31, 2016. We believe we will continue selling franchises over the next 12 months and this will provide for our expenses. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Thus, we believe that we will see a significant reduction in our monthly burn rate now that we have moved into an operational stage and out of a development stage. We define burn rate as the rate which we spend capital in excess of revenues.

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

As of May 31, 2016, we had cash of $690 and have had a net increase in cash of $117 during the nine months ended May 31, 2016. The increase in cash was primarily driven by borrowings on notes payable from a related party to offset cash used in operations. We will need to find additional sources of capital to continue. We believe in the near future we will generate revenues from the deployment of our franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions and our franchise operations in Africa. We do not expect to incur any additional significant research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. We have begun to generate revenues under the My Power Solutions business concept in 2016 and believe we will be generating more revenues for the remainder of fiscal year 2016 and into fiscal year 2017, but there can be no guarantee of our doing so. However, if we want to develop additional franchising concepts, we will need to reinvest much of our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

We do not currently have enough cash on hand to deploy our current business plan and to open franchises in South Africa and over time in Kenya in 2016 and 2017. We plan to commence a private placement offering of up to $750,000 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

Poverty Dignified, Inc. plans sometime in the last quarter of fiscal 2016 or in early fiscal 2017 to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of May 31, 2016 we have issued 5,931,000 shares of our common stock to various shareholders, in exchange for cash and services. Since inception, we have recognized total expense of $5,930,407. During the nine months ended May 31, 2016, we incurred $75,000 of these non-cash stock-based compensation expenses. During the nine months ended May 31, 2015, we incurred $1,230,877 of these non-cash stock-based compensation expenses.

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

As of July 15, 2016, while we have hired a third party consultant to help us with our public reporting and disclosures, we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Poverty Dignified, Inc.

Dated: July 15, 2016	By	/s/ John K. Lowther
John K. Lowther
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ George C. Critz, III
George C. Critz, III
Vice-President and Chief Financial Officer
(Principal Financial Officer)

