Form 10-K
period 2016-08-31
Poverty Dignified, Inc.
filed 2016-11-23
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: ________________

POVERTY DIGNIFIED, INC.

Nevada	46-3754609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10617 Kettering Drive, Ste. 219

Charlotte, NC 28226

(719) 761-1869

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 23, 2016, there were 7,873,515 shares of common stock, par value $0.0001 per share, outstanding.

There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations of the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets, business strategies, future cash flows, financing plans, plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These risks and others described under “Risk Factors” may not be exhaustive.

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

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” “PD,” “we,” “us” and “our” refer to Poverty Dignified, Inc.

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

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended August 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Our net loss for the year ended August 31, 2016 was $860,204 and the deficit accumulated by us amounts to $8,244,672 from the period of inception through August 31, 2016. This raises substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising capital through increased sales and growing operations to profitability and through additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans of raising additional funds or increasing sales. Our ability to continue as a going concern is dependent upon our management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

Our Corporate History and Background

We were incorporated in the state of Nevada on September 27, 2013 and commenced our planned principal operations shortly thereafter. The Company selected August 31 as its fiscal year end. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. On March 30, 2015, we sold our first franchise. On June 18, 2015, our filing under Form S-1 was declared effective.

Our Industry and Concept

Poverty Dignified, Inc. is a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. These needs have presented many opportunities for innovative technologies that support the micro-franchise business environment as a means to solve essential problems and enhance the quality of life for millions of people. Two such technologies are phone charging and solar lantern and lighting systems. To this, end, Poverty Dignified’s wholly owned subsidiary, My Power Solutions, Inc., intends to provide such services. Poverty Dignified plans to position itself at the heart of the solutions these technologies present and build out innovative micro-franchise business concepts that empower individuals, communities and local economies.

The Company’s guiding principles are to provide economic, educational and faith-based opportunities and resources in order to offer solutions to the challenges faced by mankind in remote indigenous areas that need innovation and sustainability to move forward.

Economic opportunities:

In each remote area we plan to enter, one of our guiding principles is to create economic opportunity. In order to accomplish this we first must create jobs at the franchise level. By recruiting and training employees to operate a given franchise model, they will in turn spend that money locally stimulating the local economy. They will also learn entrepreneurial skills that will facilitate the birth of new, innovative business concepts that solve local problems, create new jobs and sustainability. We call this our “economic opportunity cycle”.

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

Business Incubation

Business incubation is a business support process that accelerates the successful development of start-up and fledgling companies by providing entrepreneurs with an array of targeted resources and services. These services are usually developed, or orchestrated, by management and offered both in the business incubation environment and through its network of contacts. A business incubator’s main goal is to produce successful companies that will leave the program financially viable and freestanding. These “incubator graduates” have the potential to create jobs, revitalize neighborhoods, commercialize new technologies, and strengthen local and national economies.

We hope that our business incubation process serves to nurture the development of entrepreneurial companies, helping them survive and grow during the start-up period, when they are most vulnerable. Our program is designed to provide clients with business support services and resources tailored to start-up companies. The general goals of our incubation program is to create jobs in a community, enhance the local entrepreneurial climate, retain businesses in a community setting that they know and understand, and to assist in building or accelerating growth and diversification in local economies.

Critical to the definition of an incubator is the provision of management guidance, technical assistance and consulting tailored to young growing companies. We provide clients with access to technology support services, accounting, and assistance in obtaining the financing necessary for company growth. Clients are at the forefront of developing new and innovative technologies – creating products and services that improve the quality of lives in communities around the world.

To lay the groundwork for a successful incubation program, we first invest time and money in a feasibility study. An effective feasibility study will help determine whether the proposed project has a solid market, a sound financial base and strong community support – all critical factors in the success of a start-up. Once established, our model business incubation programs commit to industry best practices such as structuring for financial sustainability, recruiting and appropriately compensating management with company-growing skills, building an effective board of directors, and placing the greatest emphasis on client assistance.

Two core principles characterize effective business incubation – 1) We aspire to have a positive impact on a community’s economic health by maximizing the success of the emerging companies with which we choose to work, and 2) We focus on building, into each project, a dynamic model of sustainable, efficient business operations with solid profitability.

Business incubation program can be distinguished by our commitment to incorporate industry best practices with a commitment to the following:

•	Institutionalizing the two core principles of business incubation.
•	Obtaining consensus on a mission that defines the start-up company’s role in the community, and developing a strategic plan containing quantifiable objectives to achieve the program mission.
•	Structuring solid financial sustainability by developing and implementing a realistic business plan that is embraced by an effective and realistic capitalization plan.
•	Recruiting and building a solid management team capable of achieving the company’s mission and having the ability to ensure growth.
•	Building an effective board of directors committed to the company’s mission and to maximizing management’s role in developing successful implementation strategies.
•	Prioritizing management’s time to place the greatest emphasis on client assistance, including proactive advising and guidance that results in company success and wealth creation.
•	Developing resources, methods and tools that contribute to the effective delivery of business assistance to the company in a way that addresses the developmental needs.
•	Possessing a passionate desire to integrate the company’s activities into the fabric of the community and its broader economic development goals and strategies.
•	Developing stakeholder support, including a resource network that supports the company’s mission and operations.
•

Maintaining a management information system that collects statistics and other information necessary for ongoing evaluation, thus improving effectiveness and allowing the needs of the company to organically evolve.

The Nexus of Business Incubation and Franchising: Context for Opportunity

PD’s business model takes advantage of and synergizes two existing business models – business incubation and franchising. These two are by no means new.

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

•

Micro-franchises normally focuses on providing products and services that are essential or socially useful and NGOs may distribute their products through franchisees, whereas the product range for franchises range widely from essentials to luxury goods.

Micro-franchise business models can be a better means of improving the livelihoods of low-income people in communities because, as opposed to a typical BOP business, micro-franchisees generally have access to suppliers and markets; lower business risk; a business model that emerged from a defined market need; and receive transfer of business tools, skills, and knowledge. PD’s model for synergizing business incubation and franchise, particularly micro-franchise, development involves identifying and incubating potentially profitable, sustainable business ideas that can be developed as micro-franchises like My Power Solutions.

Market Overview

PD’s market focus is global, but specific to those regions that are growing the fastest overall and have fast growing middle classes. Therefore, Africa, Asia, India and Latin America will be regions the company will focus on.

The initial region for market penetration is Africa. Africa has the fastest growing population and has maintained positive growth rates, exceeding the global and developed nation average, for over 10 years.

Africa also has the fastest growing middle class. It has a young demographic with over 65% of Africa’s population being under the age of 40, with a significant number of this young population is under 21. Africa has hit its youth bulge.

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

The Company believes entrepreneurs in Africa face daunting challenges compared to other regions in the world with a lack of sufficient resources, skill, capital, and support services for them. It is PD’s belief that franchising and business incubation are seen as solutions to address these challenges.

Concerning the relevance of business incubation in Africa, World Bank’s InfoDev says, “African policymakers are increasingly view business incubation as an important tool to unleash human ingenuity, enable competitive enterprises and create sustainable jobs. Business incubators can also be instrumental in developing new economic sectors.” InfoDev actually provides financial and technical support to business incubators across Africa and it is driving African Incubator Network (AIN).

Concerning the relevance of franchising, the African Development Bank’s paper, “Study on Franchising Opportunities in Africa,” says that franchising can contribute to the Continent’s economic development by: 1) promotion of entrepreneurship, 2) transfer of technologies and know-how, 3) growth of small and medium enterprise sector, 4) creation of direct and indirect employment, 5) enhancement of foreign exchange earnings, and 6) contribute to poverty reduction. The paper also says that it is not only foreign-owned franchises, but also indigenous franchises and “branchises” (chain operations that are converted to franchise models), that provide significant opportunities to catalyze economic development.

As an incubation company, PD aims to cultivate indigenous ideas into micro-franchise businesses, strategically designed to turn poverty into prosperity. These micro-franchises are also designed to serve the needs of communities, so they address both business and social goals. In Africa, business and social development are key imperatives that are interlinked due to the high poverty rate.

Client Overview

The primary clients (direct and indirect) of PD’s incubation services are indigenous Africans. First, PD provides opportunities for African entrepreneurs with unique ideas for serving the needs of people and communities through business to see their idea transformed into a profitable, sustainable micro-franchise concept. Second, once the micro-franchise concept is developed local Africans are hired as managers/operators who have the opportunity to acquire their own franchise after completing a one- to two-year training, mentoring, and coaching program. Third, each micro-franchise location hires staff to manage the operations. Additional opportunities also exist with some micro-franchise concepts for mobile franchisees who extend the service reach of micro-franchise location further into the community geographically and socially.

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

Model for Incubation

First of all, PD’s business model is for-profit. PD believes that companies can make money while solving social issues in communities. To date, the company has sold three franchises, one of which is currently operational.

Second, PD’s model for incubation focuses more on process and support than a specific physical space that provides basic services. It is more attuned to the second and third waves of business incubation models that focus on accelerating the learning process and providing access to external resources, networks, and capital. However, PD’s incubation mode is comprehensive and addresses even physical infrastructure and equipment needs.

Third, PD raises its own capital for incubated businesses through the public stock markets in the United States. Liquidity and exit strategies in Africa are low compared to other regions and investors want to be able to exit at their convenience. To achieve this, PD is a publicly traded company traded on the OTCBB.

Fourth, PD plans to provide all the support to develop the idea into a micro-franchise concept, including laboratories for technology business ideas, professional services (e.g. accounting, legal, and marketing), corporate and business process and procedure development, board of directors development, training, coaching, and mentoring, and access to capital.

Fifth, PD intends to act as a conglomerate structure in which incubated business and/or franchise is a subsidiary of PD. Poverty Dignified’s incubation model falls within two categories: 1) An existing business outside of the Poverty Dignified umbrella of wholly owned subsidiaries, that have not been able to capitalize their idea, concept or technology and desire to partner with Poverty Dignified through an incubation agreement; 2) An internal business idea, concept or technology birthed solely from within Poverty Dignified as a wholly owned subsidiary. When Poverty Dignified enters into an incubation agreement with a business outside of the Poverty Dignified umbrella of wholly owned subsidiaries, it seeks a significant minority share (up to 49%) and plans to hold that stake indefinitely. Such business will remain organizationally intact and will not be reorganized under the Poverty Dignified umbrella as a subsidiary. PD is more inclined to remain as a minority shareholder than to sell its position in the incubated businesses, but leaves its options open should selling its minority share and exiting be in the best interest of Poverty Dignified, Inc. and its shareholders. Management and affiliates will and can provide equity or other support to incubated businesses, but not independent of Poverty Dignified, Inc. When Poverty Dignified’s equity, support or resources are deployed in the incubation process, the company will be directly compensated for the resources consumed.

Sixth, PD intends to become a part of the management team that develops and runs the incubated business not just a group that provides consulting and support. When PD brings in a business for incubation, it considers itself to be part of the business’ internal team not a distant support structure.

Seventh, each incubated business is intended to be designed and developed for franchising and scaling from the beginning.

Incubation Process

The incubation process has two key objectives – developing a business model that will succeed in its market objectives, as well as reducing risk and increasing value in the enterprise for the stakeholders. PD’s incubation process starts with the indigenous idea and ends when the micro-franchise concept is rolled out after a pilot period. We expect this process to typically last from one to two years.

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

Once the venture has been deemed a valid “franchise,” PD begins the process of planning the in-country set-up, pilot, and full rollout. External suppliers and partners are engaged at this stage of the incubation process. This stage is expected to last three to six months and begins at least six months prior to the launch date of the micro-franchise concept.

The pilot of the micro-franchise is expected to last from six months to a year, but after the first three months the regular rollout of locations will begin. Typically, the new micro-franchise concepts will launch with corporate branches/locations rather than micro-franchisees so that PD and the entrepreneur retain control while issues that may arise because of the “newness” of the micro-franchise concept can be addressed more efficiently and effectively. As the model matures, branches will be converted to micro-franchise locations and new micro-franchises will be available to interested parties.

Our first microfranchise: My Power Solutions, Inc.

My Power Solutions, Inc. (“MPS”) was originally organized in the State of Nevada in 2014 and wholly owned by Poverty Dignified and is the first microfranchise proposed by the Company. On March 30, 2015, we sold our first franchise based on our Franchise and Trademark agreement for our prototype of the charging station in Africa designed by Poverty Dignified discussed below. As of the date of this filing, we have sold three franchises.

According to our Franchise and Trademark Agreement, once a franchisee has been approved and the purchase complete with a signed Franchise and Trademark Agreement and payment of the franchise fee, the site selection process begins. From this point forward, we as a company have a legal responsibility to assist with this process. As stated in Article 2, Section 2.2 Selection of Location for New Business: “If this Agreement is for a new Business, you agree to propose a location for your Business in the Territory within 90 days after the Agreement Date. Your proposed location must conform to our site selection guidelines and requirements and is subject to our approval.” Currently our first franchisee is completing the site location process. The very act of approving a new franchisee places a legal responsibility on the company to fulfill all its responsibilities as a franchisor under the Franchise Disclosure Document, and set in operation events such as the training program. Once the site location has been approved, training begins as stated in Article 5, Section 5.1 Training Programs: “If you (or, if applicable, your Operating Partner) have not previously attended and successfully completed our initial training program, then prior to opening or operating your Business, you (or your Operating Partner) must attend and successfully complete an initial training program on the operation of a My Power Solutions Business.” Once training is complete, the franchise unit is setup and equipped according to Article 7, Operating Standards, which includes all products and equipment being ordered and delivered and involves our procurement team operating in their roles and responsibilities to ensure the franchise business opens successfully and on time. Operations officially commenced to fulfill our legal Franchisor responsibilities on March 30, 2015 with the sale of our first franchise. This franchise is now operational and we have sold a total of three franchises as of the date of this filing.

When Poverty Dignified started in the Kibera Slums, it started with a pilot program to prove the concept and test the model. From the success of the pilot program in the Kibera Slums, Poverty Dignified then designed and built, through its Research and Development, the full franchise business model and the prototype of the charging station that was then sent to Africa to scale and is in commercial operation. The My Power Solutions charging unit is a distinct business concept that brings electricity to developing regions of the world through the use of battery charging stations that are run on solar power. At the present time we determined that the most immediate viable markets for this service are the regions in Africa where approximately 600 million people are without conventional electricity facilities. Each My Power Solutions franchise consists of the operation of one charging container (“Charging Station”) located in a designated territory that will be granted to a franchisee in a franchise. The Charging Station has the capacity to charge up to 500 portable batteries at one time, through a solar powered charging station. Each customer of a My Power Solutions Charging Station buys a power package (“Power Package”) that includes two pocket-size portable batteries, LED diode lights, and an mp3 player. At the time that the customer purchases its Power Package it will purchase recharging and other services for a designated period of time. The service provided to the customer permits it to bring the batteries contained in the My Power Solutions Power Package to the My Power Solutions Charging Power station near where it lives in order to recharge the batteries. In most instances the customer will drop off one battery to be charged while retaining the other charged battery for use at its residence. The charged battery can drive the LED light and mp3 player for a designated amount of time before recharging is necessary. There may be other services offered to the customer at the My Power Solutions Charging Station.

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

This particular business is unique in that a franchisee can only operate a My Power Solutions in a developing region of the world that does not yet have access to conventional power sources like a conventional power grid. At the current time the only countries that we intend to offer My Power Solutions are the countries located on the continent of Africa, specifically South Africa and Kenya. There are no My Power Solutions that will be offered to operate in North America. Franchisee competitors will be electrical companies that offer conventional power to a customer’s home, and retailers that offer generators or other mobile power sources. We are not aware of any other franchises or businesses that offer the power stations that are the focus of our franchise system.

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

We are in the process of negotiating a Master Franchise relationship with certain African nationals that will have the right also to develop My Power Solutions franchises in certain countries in Africa, specifically Kenya.

The Purpose of My Power Solutions

Africa has a big problem with energy access. Of the close to 1.14 billion people on the continent less than 50% have access to electricity, especially in rural communities. Without it, people have to limit their activities in terms of quality and time. This affects education, productivity, cell phone usage, etc.

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

We intend to place microfranchise stores in high-traffic locations in communities within walking distance of customers, so it is convenient for them to get battery recharges and customer support every day. This removes the loss of time, money, convenience, and productivity in having to go to a location that requires transport to access. Because of its portability, we believe a new store can be deployed quickly to areas without lighting. We currently have one operational franchise.

We intend for each to store to hire indigenous people, providing jobs for twelve people. Our model calls for training and coaching of staff. We intend to provide store managers with entrepreneurial training, coaching and mentoring and the opportunity to graduate to owning their own micro-franchises. Also we intend to distribute 10% of the gross sales from each unit to re-investment initiatives in the local community. We have sold three franchises but have recognized revenues on only one. We do not expect to generate any significant revenues until the first or second quarters of fiscal 2017, of which there is no guarantee.

We intend for the primary revenue generation for a My Power Solutions micro-franchise store to be selling the My Power Solutions starter kit, recharging batteries, and providing new media content downloads. In-country financial institutions will also provide loans with affordable payment plans.

Africhise, Inc., a Delaware Corporation, was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc’s franchise operations in Africa. Africhise, Inc. is planning to succeed as a service oriented company, having the ability to grow by consistently improving and continuously enhancing its services to franchisees. By taking advantage of a use of franchising as a business strategy, Africhise, Inc. will have a distinct competitive edge in the African marketplace. Africhise, Inc. hopes to develop the capacity on the ground in Africa to provide guidance for successful franchise rollouts. Africhise, Inc. plans to develop a robust eco-system focused on providing the most efficient site selection, employee recruitment, training and operational oversight found anywhere in Africa. Africhise, Inc. had no operational activity in fiscal 2016.

The Market

We have commenced operations in South Africa and intend to deploy microfranchises in the country of Kenya, which offers:

•

Kenya’s market-based economy enjoys some of the strongest industries in East Africa, including the financial and manufacturing, and the ICT industries. Nairobi and the Port of Mombasa are respectively the biggest city and port between Cairo and Johannesburg, making Kenya the commercial and transportation hub in East Africa.

•

Although Kenya’s mineral resources are limited, the country has a potentially important source of high-value mineral commodities such as titanium. The larger East African region is now one of the fastest emerging oil and gas frontier regions in the world, with Kenya expected to become an oil producer in the near future.

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

•

The information communications technology (ICT) is one of Kenya’s fastest growing business sectors. The most noteworthy advancements include some of the highest Internet access rates across sub-Saharan Africa, as well as their leading value-added mobile services.

Expected Milestones

The following are our expected milestones for the next 12 months:

•	We sold our first franchise on March 30, 2015.

•	In fiscal year 2016, we opened our first offices in South Africa and started franchise development in South Africa. Our first franchise unit is currently open and operational.

•	By end of fiscal 2016, we had sold three franchises, with one of them being operational.

•	In June 2017, we hope to have an additional fifteen franchise units open for a total of 18 units.

•	In September 2017, we to hope to open an additional fifty franchise units for a total of 68 units.

•	By December 2017, we hope have 100 total franchise units open in Africa.

We developed these milestones and the expected timeframes utilizing various factors. These factors include internal projections developed by our Director of Operations in Africa based on the status of the organizing activities in Africa, completion of our Franchise Disclosure Documents for the US, completion of our African Franchise Disclosure Document which allows us to sell franchises in Africa, combined with our knowledge that we have seen interest and received invitations to present our Franchise opportunity to organizations in the US who have verbally represented to us they are interested in multiple units for purchase, our Director of Operations in Africa is currently in negotiations to purchase multiple franchise Units in Africa, and our success in selling three franchises as of the date of this filing.

Additionally, we have had some initial indications of interest from two companies and one government organization in Africa to discuss entering into a pilot program to include franchise locations in the nine provinces of South Africa. If those discussions lead to the installation of a pilot program, and the pilot and program is rolled out successfully, we estimate that between 81 and 270 additional franchise units could be added in the nine provinces.

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

Intellectual Property & Proprietary Rights

“My Power Solutions” is a United States registered trademark (Registration No. 5059930). It is registered to our wholly own subsidiary “My Power Solutions, Inc.”

We are preparing to file patent applications related to proprietary technical aspects of Poverty Dignified’s multi-functional containers (e.g., distributing power in a portable container).

We claim copyright protection for our Operations Manual and for most publications we issue, although we have not registered anything with the United States Copyright Office. We also consider certain information relating to the development and operation of our My Power Solutions units as our proprietary information (“Confidential Information”). This Confidential Information includes: (1) technical information and expertise relating to Authorized Products and Services and the equipment used with them; (2) site selection criteria for our franchisees; (3) sales, marketing and advertising programs and techniques for our franchisee’s units; (4) knowledge of operating results and financial performance of our franchisees’ units; (5) comprehensive methods of operating the business, including pricing information; and (6) computer software programs.

Government Regulation

The Franchise Disclosure Requirement

Under the Federal Trade Commission’s (FTC) “Franchise Rule,” franchisors must provide prospective franchisees with certain information regarding the franchise. The Franchise Rule specifies the form and content of the disclosures a franchisor must give. The disclosures are shown in a “Franchise Disclosure Document,” or an “FDD.” The predecessor of the FDD was the “Uniform Franchise Offering Circular,” or the “UFOC.” The Franchise Rule also specifies the timing of delivery of the FDD.

The FDD must disclose facts about the franchisor, the franchise transaction, and the franchise documents. These facts are consolidated into sections of the FDD called “Items.” The FDD must contain 23 Items, including:

•	a description of the franchisor and any parents, predecessors, and affiliates;
•	profiles of key management and staff personnel, and their business experience;
•	the franchisor’s litigation and bankruptcy history;
•	initial and ongoing fees required to operate the franchised business;
•	the amount of the franchisee’s initial investment;
•	restrictions on the franchisee’s purchases of goods and services;
•	the franchisee’s obligations;
•	financing, if any, that the franchisor may offer prospective franchisees;
•	assistance the franchisor provides;
•	the parties’ territorial rights and obligations;
•	the intellectual property, like trademarks and copyrights, associated with the franchise;
•	renewal and termination provisions;
•	information about franchised and company-owned outlets; and
•	audited financial statements.

There are some exemptions where the franchisor does not have to comply with the Franchise Rule when selling a franchise. These exemptions include:

•	Minimum payment exemption - where required payments to a franchisor total less than $500 during the first six months of operation;
•

Fractional franchise exemption - where the franchisee’s management already has experience in the business being franchised and the sales of the franchise will be 20% or less of the franchisee’s revenues;

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

There are other various franchise laws that apply in certain states. Many states have laws that regulate the relationship between the franchisor and the franchisee, called franchise relationship laws. These relationship laws typically require, for example, that the franchisor have “good cause” in order to refuse to renew a franchise contract with the franchisee.

Employees

As of November 23, 2016, we have six full time employees. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing and online employees based on the projected size of the market and the compensation necessary to retain development employees.

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

The report of our independent auditors on our consolidated financial statements for the year ended August 31, 2016 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Poverty Dignified, Inc. is currently doing a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the first or second quarter of fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

We are significantly dependent on our primary officer and director, who has limited experience. The loss or unavailability to Poverty Dignified of Mr. Lowther’s services would necessitate a replacement and could have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Kevin Lowther, our Chief Executive Officer and Director. It would be difficult to replace Mr. Lowther at such an early stage of development of Poverty Dignified. The loss by or unavailability to Poverty Dignified of Mr. Lowther’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Lowther could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Lowther, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Lowther we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Mr. Lowther has limited experience in framing a business incubation company or a third world energy provider. The lack of experience in framing such businesses could limit or eliminate your return on investment.

As a result of our reliance on Mr. Lowther and his lack of experience in developing a business incubation company in the third world as well as energy distribution business, our investors are at risk in losing their entire investment. Mr. Lowther intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; such management is not anticipated until the occurrence of future financing. Since the initial offering was not sufficient to capitalize our Company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Lowther to make the appropriate management decisions.

We have a limited operating history on which to evaluate our potential and determine if we will be able to execute our business plan.

We began operations in September 2013. Through November 23, 2016, we have sold three franchises. Consequently, our historical results of operations may not provide an accurate indication of our future operations or prospects. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to implement and execute our business plan.

We depend on the market acceptance of our franchisees’ products and services, and significant slowdown in demand for those products would reduce our revenues and our profits.

Currently, we do not sell products to end users as it is our intent to incubate franchise model businesses to sell to an end customer. As a result, our success depends almost entirely upon the widespread market acceptance of our franchisees’ work. Any significant slowdown in the demand for our products would likely reduce our revenues and profits. Therefore, we must identify industries that have significant growth potential and establish strong, long-term relationships with manufacturers in those industries. Our failure to identify potential growth opportunities or establish these relationships would limit our revenue growth and profitability.

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

We expect to grow our business through the franchising of our My Power Solutions concept. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and the franchisees’ ability to timely develop their business. We may not be able to recruit franchisees that have the business abilities or financial resources necessary to open franchises on schedule, or at all, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate franchises in a profitable manner.

In addition, a FTC rules require us to furnish prospective franchisees with an FDD containing prescribed information before entering into a binding agreement or accepting any payment for the franchise. Sixteen states also have state franchise sales or business opportunity laws which require us to add to the federal disclosure document additional state-specific disclosures and to register our offering with a state agency before we may offer our franchises for locations in the state or to state residents. We will have to file and receive approval of our FDD before we can sell franchises. Applicable laws in states provide state examiners with discretion to disapprove registration applications based on a number of factors. There can be no assurance that we will be successful in obtaining registration in all states or be able to continue to comply with these regulations, which could have a material adverse effect on our business and results of operations.

Finally, our future franchise operations will be dependent upon our ability to:

•	develop, maintain and enhance the “Poverty Dignified” and “My Power Solutions” brands;
•	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;
•	monitor and audit the reports and payments received from franchisees; and
•	comply with applicable franchising laws, rules and regulations.

It will be the responsibility of each franchisee to work with their financial institution to collect all receivables due to them, and their inability to collect such receivables may have an adverse effect on our immediate and long-term liquidity. To date, we have sold three franchises.

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

The viability of our Company-owned and potential franchised operations are, and will continue to be, subject to a number of factors that are not within our control, including:

•	international , national, regional and local economic conditions;
•	spending abilities and priorities of market participants;
•	demographic trends; and
•	consumer confidence in the venues in which we and our franchisees will operate;

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

Potential strategic alliances may not achieve their objectives, which could lead to wasted effort or involvement in ventures that are not profitable and could harm our company’s reputation.

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

Our first franchise is operational and we are in the process of deploying the other two we’ve sold. We are initially deploying our business model in the continent of Africa, specifically South Africa and Kenya. We will be subject to the laws and currency fluctuations in the countries which we operate. Specifically in Kenya, there is an unemployment rate of 40% with 50% of the population living below the poverty line. Kenya is also ranked 136 out of 177 countries for corrupt dealings. The availability of skilled and educated labor is also low. Moreover, we are subject to a variety of United States laws and regulations, changes to which may affect our ability to transact business with certain customers or in certain product categories.

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

Our success relies on consumers purchasing our franchisee’s products and services. Changes in consumer preferences and market conditions may affect our ability to be profitable.

Our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of our franchisee’s customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. Consequently, our revenues may vary by quarter, and our operating results may experience fluctuations.

Our business plan depends on our ability to successfully integrate and manage our future franchise operations.

Our business plan relies on the substantial expansion of our business through franchising. However, we lack prior experience with establishing and managing franchise operations. The success of our franchises depends upon, among other things, the skills and business acumen of our franchisees, the identification of suitable locations for franchises, the effective management of those franchises’ locations, and our managerial and administrative resources. Our future success will depend on our ability to operate and oversee a significant number of franchises and franchisees.

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

Being a public company may strain the Company’s resources, divert management’s attention and affect its ability to attract and retain qualified directors.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company’s personnel, systems and resources.

Risks Related to Our Common Stock

There is a limited to no market for our common stock, which may make it difficult for you to sell your stock.

We are currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol PVDG. However, as of the date of this filing, we have little to no trade volume. As a result, investors may be unable to liquidate their investment for any reason.

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

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	actual or anticipated fluctuations in our quarterly or annual financial results;

•	additional needs for financing;

•	failure of industry or securities analysts to maintain coverage of us, changes in financial estimates by any industry or securities analysts that follow us or our failure to meet such estimates;

•	market factors, including rumors, whether or not correct, involving us, our products, or our competitors;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	sales or anticipated sales of large blocks of our stock;

•	short selling of our common stock by investors;

•	additions or departures of key personnel;

•	announcements of new commercial relationships, acquisitions or entry into new markets by us or our competitors;

•	failure of any of our initiatives to achieve commercial success;

•	regulatory or political developments;

•	changes in accounting principles or methodologies;

•	litigation or governmental investigations;

•	negative publicity about us in the media and online;

•	supply shortages for any of our product; and

•	general financial market conditions or events.

Our common stock is considered a “penny stock,” and thereby subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a low-priced security, or a “penny stock,” under rules promulgated under the Exchange Act. A stock is considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three year period, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, as our common stock is considered “penny stock”, we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Future issuance of our common stock could dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial number of shares of common stock could have the effect of substantially diluting the interests of our existing stockholders and any subsequent sales or resales by our stockholders could have an adverse effect on the market price of our common stock.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

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

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our consolidated financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our consolidated financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

If we are unable to unable to remediate our ineffective internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our consolidated financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Based on our evaluation at August 31, 2016, we concluded that we had "material weaknesses" in our control environment and financial reporting process consisting of the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures and inadequate segregation of duties consistent with control objectives.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our consolidated financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. Compliance with these rules and regulations significantly increase our legal and financial compliance costs and some activities are more time-consuming and costly. Management may need to increase compensation for senior executive officers, engage additional senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

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

Our directors and executive officers collectively and beneficially own 54.92% of outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Our principal office is located at 10617 Kettering Drive, Suite 219, Charlotte, North Carolina, 28226. Our telephone number is (719) 761-1869. We lease this facility on a month-to-month basis The Company has a 12 month lease for its office in South Africa, which expires on May 31, 2017. We believe these facilities can adequately meet our needs over the next 12 months.

Item 3.	Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

We are currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol PVDG. However, as of the date of this filing, we have little to no trade volume.

Holders

As of August 31, 2016, there are approximately 62 record holders of our common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Recent Sales of Unregistered Securities

Poverty Dignified, Inc. is currently doing a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. As of the date of this filing, the Company has sold 814,335 shares of common stock under this offering, including the sale of 215,668 shares prior to August 31, 2016.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

Poverty Dignified, Inc. is incorporated in the State of Nevada in September 2013. We were formed to operate as a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. On March 30, 2015, we sold our first franchise. As of the date of this filing, we have sold three franchises.

Since our inception on September 27, 2013 to August 31, 2016, we have generated franchise revenues of $119,387 and $104,387 of franchise expenses from one franchise and have an accumulated loss of $8,244,672, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Since incorporation, the Company has raised capital through private sales of its common stock. As of August 31, 2016, 5,931,000 of our 7,328,848 outstanding shares of common stock were issued to various stockholders in exchange for services. Relative to those shares, since inception, the Company has recognized total expense of $5,931,000. Although we do not value the services at this price, we value the stock at a $1 per share based on our original Private Placement Memorandum where we raised $1,182,180 at a $1 per share.

Going Concern

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended August 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern. As of August 31, 2016, the Company had cash of $20,557; a working capital deficit of $973,981 and a stockholders’ deficit of $973,706. The Company has incurred net losses from start-up costs and minimal operations since inception to August 31, 2016 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of August 31, 2016, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $340,195 remains outstanding under notes payable to this related party at August 31, 2016.

The Company needs to sell additional franchises or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through August 31, 2016, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $119,387 and associated franchise expenses of $104,387 for the year ended August 31, 2016. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $210,612 at August 31, 2016. The Company’s long-term liquidity depends upon its ability to get these three franchises fully operational and profitable and generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

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

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. is currently doing a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. A Private Investment in Public Equity, or PIPE, transaction involves the selling of publicly traded common stock to private investors at a discount to the current market value per share for the purpose of raising capital. As of the date of this filing, the Company has sold 814,335 shares of common stock under this PIPE offering for proceeds of $610,751. The Company sold 215,668 of the 814,335 shares prior to August 31, 2016. The PIPE offering expires on December 31, 2016.

During the first or second quarter of fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Results of Operations:

Year Ended August 31, 2016

For the year ended August 31, 2016, there were franchise revenues of $119,387, related to our initial franchise fee and the delivery of equipment, inventory, and other items related to franchise operations, and franchise expenses of $104,387, from the costs of the franchise equipment, inventory and other items provided to launch the first franchise. There was a net loss of $860,204, mostly in relation to payroll and professional services, for the year ended August 31, 2016.

Our expenses for the year ended August 31, 2016 were related to research and development of $25,043, professional fees of $103,201, and general and administrative costs of $746,960. General and administrative costs primarily consisted of stock compensation of $75,000, payroll expenses $552,714, travel of $45,621, and advertising $2,704.

Our expenses since inception to August 31, 2016 related mostly to the development of our solar products, development of our solar panels, controller, and container, marketing of our franchise opportunity, and development of our franchise materials. For the above mentioned developments, we employed the services of multiple outside companies and consultants. We also incurred $5,931,000 in non-cash expenses from the issuance of our common stock in exchange for services.

Year Ended August 31, 2015

There were no revenues for the year ended August 31, 2015. There was a net loss of $2,157,889, mostly in relation to our issuance of stock as compensation, for the year ended August 31, 2015.

Our expenses for the year ended August 31, 2015 were related to research and development of $134,209, professional fees of $221,264, and general and administrative costs of $1,802,416. General and administrative costs primarily consisted of stock compensation of $1,231,000, payroll expenses $460,050, travel of $37,315, and advertising $14,252.

Liquidity and Capital Resources

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. The Company had $573 in cash and a balance of $82,368 in prepaid expenses at August 31, 2015. As of August 31, 2016 the Company had a cash balance of $20,557 and $124,463 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

The Company currently has franchise operations in South Africa and continues to explore other market opportunities in South Africa and Kenya. From inception to August 31, 2016, we have franchise revenues of $119,387, franchise expenses of $104,387 and have incurred operating expenses totaling $8,259,672, of which $5,931,000 was non-cash compensation. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. In March 2015, we sold our first franchise and, as of the date of this filing, have sold three total franchises. We believe we will continue selling franchises over the next 12 months and this will provide for our expenses. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Thus, we believe that we will see a significant reduction in our monthly burn rate now that we have moved into an operational stage and out of a development stage. We define burn rate as the rate which we spend capital in excess of revenues.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $340,195 remains outstanding under notes payable to this related party at August 31, 2016. We have the ability to sell Master Franchise Agreements for various territories throughout Africa, generating sufficient cash to fund working capital needs. Poverty Dignified, Inc. is an “Incubation” company. The Company is constantly incubating other business concepts and technologies that will be wholly owned subsidiaries of Poverty Dignified, and thus contributing to the revenues and profitability of Poverty Dignified as a whole.

As of August 31, 2016, we had cash of $20,557 and have had a net increase in cash of $19,984 during the year ended August 31, 2016. We believe in the near future we will generate revenues from the deployment of our franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions and our franchise operations in Africa. We do not expect to incur any additional research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. We generated franchise revenues of $119,387, offset by franchise expenses of $104,387, during the year ended August 31, 2016 and believe we will begin generating more significant revenues in fiscal 2017, of which there can be no guarantee. However, if we want to continue developing franchises and franchising concepts, we will need to reinvest all of our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

We do not currently have enough cash on hand to deploy our current business plan and to open franchises in South Africa and over time in Kenya in 2017. Poverty Dignified, Inc. is currently doing a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the first or second quarter of fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

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

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Poverty Dignified, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Poverty Dignified, Inc. and subsidiary (the “Company”) as of August 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended August 31, 2016. Poverty Dignified, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Poverty Dignified, Inc. as of August 31, 2015, were audited by other auditors whose report dated December 15, 2015, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poverty Dignified, Inc. as of August 31, 2016, and the results of its operations and its cash flows for the year ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and its total liabilities exceed its total assets. The Company has a net loss from operations of $860,204 for the year ended August 31, 2016. As of August 31, 2016, the Company has cash of $20,557, a working capital deficit of $973,981, and a stockholders’ deficit of $973,706. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spiegel Accountancy Corporation

Pleasant Hill, California

November 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Poverty Dignified, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Poverty Dignified, Inc. and subsidiary (the “Company”) as of August 31, 2015, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended August 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poverty Dignified, Inc. and subsidiary as of August 31, 2015, and the results of their operations and their cash flows for the year ended August 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. The Company has not generated any revenues from ongoing operations since inception to August 31, 2015, has incurred net losses since inception and continues to expend cash. As of August 31, 2015, the Company had cash of $573; a working capital deficit of $347,098 and a stockholders’ deficiency of $346,288. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis Decosimo, PLLC

Charlotte, North Carolina

December 15, 2015

Poverty Dignified, Inc.
Consolidated Balance Sheets

	August 31, 2016	August 31, 2015

ASSETS

Current assets
Cash	$20,557	$573
Prepaid inventory	110,970	77,578
Prepaid expenses and other current assets	13,493	4,790
Total current assets	145,020	82,941

Property and equipment, net	275	810

Total assets	$145,295	$83,751

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$80,557	$51,800
Notes payable - related party	340,195	194,500
Accrued payroll expenses	477,533	66,743
Accrued expenses	4,607	5,373
Deferred revenue	210,612	105,000
Due to officer	5,497	6,623
Total current liabilities	1,119,001	430,039

Commitments - Note 5	-	-

Stockholders' equity (deficit)
Preferred stock, par value $.0001 - 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.0001 - 100,000,000 shares authorized; 7,328,848 and 7,038,180 shares issued and outstanding as of August 31, 2016 and August 31, 2015, respectively	733	704
Additional paid in capital	7,274,198	7,037,476
Accumulated deficit	(8,244,672)	(7,384,468)
Accumulated other comprehensive loss	(3,965)	-
Total stockholders' equity (deficit)	(973,706)	(346,288)

Total liabilities and stockholders' equity (deficit)	$145,295	$83,751

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Operations

	Year Ended
	August 31, 2016	August 31, 2015

Franchise revenue	$119,387	$-

Franchise and operating expenses:

Franchise expenses	104,387	-
Research and development	25,043	134,209
Professional fees	103,201	221,264

General and administrative
Stock compensation	75,000	1,231,000
Payroll	552,714	460,050
Advertising	2,704	14,252
Travel	45,621	37,315
Other	70,921	59,799
Total general and administrative	746,960	1,802,416

Total franchise and operating expenses	979,591	2,157,889

Net loss	$(860,204)	$(2,157,889)

Net loss per common share
- Basic and diluted	$(0.12)	$(0.33)

Weighted average common shares outstanding
- Basic and diluted	7,078,701	6,474,089

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended August 31, 2016 and 2015

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)

Balance at August 31, 2014	5,372,036	$537	$5,371,499	$(5,226,579)	$-	$145,457

Issuance of common stock	435,144	44	435,100	-	-	435,144
Stock compensation	1,231,000	123	1,230,877	-	-	1,231,000
Net loss	-	-	-	(2,157,889)	-	(2,157,889)

Balance at August 31, 2015	7,038,180	704	7,037,476	(7,384,468)	-	(346,288)

Issuance of common stock	215,668	22	161,729	-	-	161,751
Stock compensation	75,000	7	74,993	-		75,000
Net loss	-	-	-	(860,204)	-	(860,204)
Foreign currency translation loss	-	-	-	-	(3,965)	(3,965)

Balance at August 31, 2016	7,328,848	$733	$7,274,198	$(8,244,672)	$(3,965)	$(973,706)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 31, 2016	August 31, 2015

Cash flows from operating activities
Net loss	$(860,204)	$(2,157,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	75,000	1,231,000
Depreciation	535	536
Changes in operating assets and liabilities:
Prepaid inventory	(33,392)	(77,578)
Prepaid expenses and other current assets	(8,703)	2,392
Accounts payable	28,757	44,128
Accrued payroll expenses	410,790	65,286
Accrued expenses	(766)	3,554
Deferred revenue	105,612	105,000
Net cash used in operating activities	(282,371)	(783,571)

Cash flows from financing activities
Proceeds from notes payable - related party	208,160	194,500
Payments on notes payable - related party	(62,465)	-
Advances from (payments to) officer, net	(1,126)	6,623
Issuance of common stock	161,751	435,144
Net cash provided by financing activities	306,320	636,267

Effect of foreign currency translation	(3,965)	-

Net increase (decrease) in cash	19,984	(147,304)
Cash at beginning of year	573	147,877
Cash at end of year	$20,557	$573

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$14,150	$3,886

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Notes to Consolidated Financial Statements

August 31, 2016

NOTE 1 – NATURE OF OPERATIONS

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

The Company currently has franchise operations in South Africa and continues to explore other market opportunities in South Africa and Kenya.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2016, the Company had cash of $20,557; a working capital deficit of $973,981 and a stockholders’ deficit of $973,706. As of August 31, 2015, the Company has cash of $573; a working capital deficit of $347,098 and a stockholders’ deficit of $346,288. The Company has incurred net losses from start-up costs and minimal operations since inception to August 31, 2016 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of August 31, 2016, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $340,195 remains outstanding under notes payable to this related party at August 31, 2016.

The Company needs to sell additional franchises or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through August 31, 2016, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $119,387 and associated franchise expenses of $104,387 for the year ended August 31, 2016. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $210,612 at August 31, 2016. The Company’s long-term liquidity depends upon its ability to get these three franchises fully operational and profitable and generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS (continued)

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

Poverty Dignified, Inc. is currently doing a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the first or second quarter of fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

The consolidated financial statements include the accounts of Poverty Dignified, Inc. and My Power Solutions, Inc. Africhise, Inc. had no activity in fiscal 2016 or 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company maintains funds in various financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). As such, funds are insured based on Federal Reserve limits. The Company has not experienced any losses in the past, and management believes it is not exposed to any significant credit risk on the current account balances. At times, cash balances may exceed insured limits.

Prepaid Inventory

Prepaid inventory consists of amounts paid in advance to a supplier for products related to the sale of franchise units that have not been received or for which neither the Company nor the franchisee have taken ownership.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of August 31, 2016 and 2015, property and equipment solely consists of computers at a cost of $1,608. Accumulated depreciation as of August 31, 2016 and 2015 is $1,333 and $798, respectively. Depreciation expense for the years ended August 31, 2016 and 2015 was $535 and $536, respectively.

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

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of August 31, 2016, the Company had not executed any area development agreements.

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 to $94,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is reported gross, as the Company is the principal in the transaction due to its ability to select suppliers, establish pricing and determine product specifications and for its assumption of risk of loss during shipment, and is recognized upon delivery of the completed franchise unit. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until all Company obligations are met. As of August 31, 2016, the Company had sold three franchise units. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $119,387 and associated franchise expenses of $104,387 for the year ended August 31, 2016. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $210,612 at August 31, 2016. At August 31, 2015, the Company had sold one franchise unit and had recorded deferred revenue of $105,000.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. As of August 31, 2016, no royalties have been earned on the one franchise unit placed into operation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the years ended August 31, 2016 and 2015 was $2,704 and $14,252, respectively.

Research and Development

Research and development expenditures are charged to expense as incurred.

Fair Value Measurements

The three levels of the fair value hierarchy of inputs the Company uses to measure the fair value of an asset or a liability are as follows. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 3 inputs are inputs that are not observable in the market. The carrying values of short-term financial assets and liabilities on the consolidated balance sheets approximate their fair values at August 31, 2016 and 2015. There were no assets or liabilities measured at fair value on a non-recurring basis at August 31, 2016 and 2015.

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

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of income. No interest or penalties were recognized for the years ended August 31, 2016 or 2015.

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at August 31, 2016 or 2015.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign operations of My Power Solutions, Inc. is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The accumulated foreign currency translation adjustment is presented as a component of accumulated other comprehensive loss in the consolidated statement of changes in stockholders’ equity (deficit).

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported stockholders’ deficit or net loss.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of operations.

NOTE 4 – STOCKHOLDERS’ EQUITY

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 7,328,848 and 7,038,180 shares of common stock issued and outstanding at August 31, 2016 and 2015, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of August 31, 2016, no preferred stock has been issued

Since incorporation, the Company has raised capital through private sales of its common stock. As of August 31, 2016, 5,931,000 of our 7,328,848 outstanding shares of common stock were issued to various stockholders in exchange services. Relative to those shares, since inception, the Company has recognized total expense of $5,931,000, of which $75,000 and $1,231,000 was recognized in the years ended August 31, 2016 and 2015, respectively.

Poverty Dignified, Inc. is currently doing a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the year ended August 31, 2016, the Company sold 215,668 shares of common stock under this Private Investment in Public Equity offering for proceeds of $161,751.

NOTE 5 – COMMITMENTS

Under the terms of the Company's agreement with a supplier, as of August 31, 2016 and 2015, the Company was committed to purchase products related to the production of certain franchise units. The total commitment for the products is $110,970, all of which was paid prior to August 31, 2016 and is included in prepaid inventory to be provided to two franchise units at August 31, 2016. The Company paid $77,578 of the commitment amount prior to August 31, 2015, which was included in prepaid inventory to be used for three franchise units at that date.

The Company maintains a month to month lease on its corporate headquarters location. The Company has a 12 month lease for its office in South Africa. The lease expires on May 31, 2017. As of August 31, 2016, total future minimum lease payments are $6,736, which are scheduled to be paid during the year ending August 31, 2017. Rent expense for the years ended August 31, 2016 and 2015 was $13,404 and $11,626, respectively.

NOTE 6 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through August 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	August 31, 2016	August 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$517,790	$402,518
Organization costs	101,703	109,291
Accrued payroll	190,497	23,360
Gross deferred tax asset	809,990	535,169
Valuation allowance	(809,990)	(535,169)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for years ended August 31, 2016 and 2015 is as follows:

	2016	2015
Income tax computed at the federal statutory rate	$(301,071)	$(755,261)
State income tax, net of federal tax benefit	-	-
Non-deductible stock compensation expense	26,250	430,807
Total	(274,821)	(324,454)
Change in valuation allowance	274,821	324,454
Provision for income taxes	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $274,821 and $324,454 during the years ended August 31, 2016 and 2015, respectively.

As of August 31, 2016, the Company had a federal and state net operating loss carryforward in the amount of $1,479,401. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes. Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the years ended August 31, 2016 and 2015, the Company was reimbursed $27,524 and $150,465 by Power It Perfect, Inc., an affiliated company primarily owned by John Kevin Lowther (CEO and Director of the Company) and George C Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. These amounts have been recorded as an offset to those expenses in the accompanying statements of operations.

Lloyd Bustard, a shareholder who owns 6.8% of the outstanding common stock at August 31, 2016, did not provide any consulting services during the year ended August 31, 2016, but provided consulting services of $45,764 during the year ended August 31, 2015.

As of August 31, 2016, the Company has issued 5,931,000 shares of common stock to various stockholders, in exchange for cash and services. Relative to the portion of those shares issued in 2016 and 2015, the Company recognized expense of $75,000 and $1,231,000 for the years ended August 31, 2016 and 2015, respectively.

Due to Officer

On March 13, 2015, John Kevin Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at August 31, 2016 and 2015 is $5,497 and $6,623, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company an additional $208,160 for working capital purposes in exchange for 18 promissory notes that all bear interest at five percent per annum. All the notes are non-collateralized and due on demand, as soon as the Company has a stream of revenue available for repayment. The balance of the notes payable was $340,195 and $194,500 at August 31, 2016 and 2015, respectively. Accrued interest on the notes, which is included in accrued expenses, totaled $2,288 and $2,147 at August 31, 2016 and 2015, respectively. There are no conversion provisions associated with the notes. Interest expense on these notes for the years ended August 31, 2016 and 2015 totaled $14,291 and $3,926, respectively.

NOTE 8 – SUBSIDIARY OPERATIONS

Poverty Dignified, Inc. owns 100% of My Power Solutions, Inc., which holds and manages the Company’s franchise operations in Africa. The following represents summarized financial information of My Power Solutions, Inc.:

	Year Ended
	August 31, 2016	August 31, 2015

Franchise revenue	$119,387	$-
Net loss	(93,567)	(127,674)

	August 31, 2016	August 31, 2015

Total assets	$131,427	$77,578
Total liabilities	352,668	205,252

Total liabilities of My Power Solutions, Inc. includes amounts due to Poverty Dignified, Inc. of $112,260 and $99,791 at August 31, 2016 and 2015, respectively, that were eliminated in consolidation.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 23, 2016, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated 2013 Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives;

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

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

As of November 23, 2016, while we have hired a third party consultant help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2017. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2017. If we are able to raise capital through our planned offering pursuant or generate sufficient revenues through franchise sales, we anticipate having sufficient capital.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Kevin Lowther	49	Chief Executive Officer, Director
George C Critz, III	51	Chief Financial Officer, Director
John Gross	65	Director
Lloyd Bustard	56	Director
Ken Napier	70	Director

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

George Critz, Director, Vice President and Chief Financial Officer:

Mr. Critz serves as the Director, Vice President and Chief Financial Officer of Poverty Dignified, Inc., a position which he has held since its inception in September 2013. He also was appointed to the company’s Board of Directors in September 2014. He also serves as Vice President and Chief Trainer for My Power Solutions, Inc. From December 2007 to Present he is a Member of Enverdia, LLC, located in Charlotte, North Carolina, and was appointed Managing Member in January 2012, a position he still holds. From November 2010 to November 2011 he worked on the sales development team at WebVisible, LLC, located in Playa Vista, California. From July 2009 until June 2010 Mr. Critz was a design consultant with Arizona Internet Marketing, Inc., out of Chino Valley, Arizona.

John Gross, Director:

Mr. Gross grew up in Atlanta, GA, and attended Emory University. Upon graduation he entered the management training program of Haverty Furniture Company where he has spent his entire 42 year career. He has been the Eastern Regional Manager for the past 25 years with responsibility for roughly 20% of Haverty’s stores. John's involvement in non-profit organizations has included becoming a Leadership Mentor for The Masters Program (TMP) which is Strategic Life Coaching for leaders in God's kingdom. His passion is all about helping people find and fulfill their kingdom calling, the ostensible purpose of TMP. He also helped found a sister ministry to TMP in Charlotte: The Barnabas Group, which is a ministry that connects kingdom minded marketplace leaders with ministries.

Lloyd Bustard, Director:

Mr. Bustard is number 18 from a family of 19 kids born in the small fishing village of Blacks Harbor, Canada. He is the founder and Senior Pastor of World Worship Church, in Charlotte, NC. Pastor Lloyd is also an accomplished musician, singer & songwriter. His creativity in music is the driving force behind the worship experience at World Worship Church. His mission is to inspire people to Think Big so they can accomplish their purpose on the earth.

Ken Napier, Director:

Mr. Napier has been in Technology Development and technology commercialization directly or indirectly for over 40 years. He has functioned at many levels of leadership and authority for government agencies and commercial corporations. Ken is a Vietnam Veteran and served both in the enlisted ranks and as an officer in the US Army and retired after 23 years with his last assignment as the Deputy Director for Systems Engineering at the Joint Electronic Warfare Center in San Antonio Texas. Mr. Napier went on to private industry and has worked in many technology oriented positions with key emphasis in Research and Development, Aerospace, Telecommunications and National Security corporations. He started his own company in 1991 and also helped build and IPO several other companies in the Technology Industry. He currently is CEO and President of TechBase and Associates a Technology Commercialization Company, President of CITE Health Services Management, an elder housing/care company. He has in the past served on International and Domestic Corporation boards and currently serves in similar capacities for both profit and non-profit boards. Mr. Napier’s principal work orientation is in market development/expansion, and technology commercialization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that during the year ended August 31, 2016, our executive officers, directors and greater-than-ten percent stockholders have complied with the Section 16(a) filing requirements.

Code of Conduct and Ethics

We have adopted a corporate Code of Conduct and Ethics that applies to our officers, employees and directors.

Director Independence

We are not currently subject to any standards regarding the “independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that none of the directors are “independent directors” as defined by Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees in the future. In addition, we have secured Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

Item 11.	Executive Compensation

Summary Compensation Table

	Year Ended August 31, 2016			Long Term Compensation
Name and Principal Position	Salary(1)	Bonus	Other Annual Compensation	Stock	Options	Total

Kevin Lowther	$180,000	-	-	$-0-	-0-	$180,000
CEO, Director

George C. Critz, III	$120,000	-0-	-0-	$-0-	-0-	$120,000
CFO

_______________

(1)	These salaries have been accrued to the named executive officers until sufficient cash is generated and available for payment.

Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to Poverty Dignified, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Poverty Dignified did not grant any stock options to the executive officer during the year ended August 31, 2016. Poverty Dignified has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

We have agreed to the following compensation to our officers and employees. We currently do not have any written employment agreements.

•	George C. Critz, III will receive $120,000 per year for his services related to CFO and director of the Company.

•	Robert Jolley will receive $99,400 per year for his services related to VP of Procurement of My Power Solutions.

•	Kevin Lowther will receive $180,000 for his services related to CEO and director of the Company.

Stock Based Compensation

Total stock compensation expense since inception related to the initial common stock issued to the founders and others is $5,931,000.

2015 and Prior

When the company was organized in September of 2013, John K. Lowther was granted 1,500,000 founders shares at par value of .0001 for services already rendered in the start-up development and growth of the company. He was also granted 500,000 additional shares at par value in exchange for services as CEO. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $2,000,000. Mr. Lowther’s services to date have included development of our intellectual property, development of our business plan, negotiation of bringing our services to the African marketplace, development of relationships in the African marketplace.

When the company was organized in September of 2013, Jonathan Biggs was granted 1,500,000 founders shares at par value of .0001 for services already rendered in the start-up development and growth of the company. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $1,500,000. Mr. Biggs will continue to serve in his capacity as International Business Manager, managing our franchisee setups, relationship development in the continent of Africa, and organization of business in the continent of Africa.

When the company was organized in September of 2013, George C. Critz, III, through his LLC, Enverdia, was granted 1,000,000 founders shares at par value of .0001 for services already rendered in the start-up development and growth of the company. He was also granted 450,000 additional shares at par value in exchange for services as CFO. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $1,450,000. Mr. Critz’s services to date have included services as our financial officer, development and protection of our intellectual property, as well as development with churches within the United States.

When the company was organized in September of 2013, Larry J. Blevins was granted 100,000 founders shares at par value of .0001 for services already rendered in the start-up development and growth of the company. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $100,000.

When the company was organized in September of 2013, Lloyd Bustard was granted 500,000 founders shares at par value of .0001 for services already rendered in the start-up development and growth of the company. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $500,000.

When the company was organized in September of 2013, Richard C. Elkins was granted 25,000 founders shares at par value of .0001 for services already rendered in the start-up development and growth of the company. He was also granted 75,000 additional shares at par value in exchange for services rendered in marketing, advertising and graphic design. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $100,000.

In exchange for services in church consulting and franchise sales networking, Morton Bustard was granted 100,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $100,000.

In exchange for services as VP of Operations in the Continent of Africa, Warwick Ernstzen was granted 50,000 shares at .0001 par value per share. The underlying value of stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $50,000.

In exchange for services in franchise sales and development, Steve Kaloper was granted 5,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $5,000.

In exchange networking services, Nadya Dickson was granted 1,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $1,000.

In exchange for consulting services, Sterling Interests, LLC, was granted 50,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $50,000.

2016

In exchange for consulting services, Frank Soccorsi, was granted 75,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.00 per share based on the sale of the stock to third parties in a private placement offering during the first half of 2014. Stock compensation expense related to services rendered was $75,000.

Future Compensation

We currently do not have any future compensation agreements contemplated.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 31, 2016 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 7,328,848 shares of common stock outstanding on August 31, 2016.

Name of Beneficial Owner(1)	Number Of Shares	Percent

John Gross	75,000	1.02%
Enverdia, LLC (2)	1,000,000	13.64%
John Kevin Lowther, CEO	2,000,000	27.29%
George C. Critz, III, CFO (2)	450,000	6.14%
Lloyd P. Bustard	500,000	6.82%
All Directors, Officers and Principal Stockholders as a Group	4,025,000	54.92%

_____________

(1)	The address of each shareholder is care of Poverty Dignified, Inc., 10617 Kettering Drive, Ste 219, Charlotte, NC 28226, unless otherwise stated.
(2)	Enverdia, LLC is managed by our CFO George C. Critz, III.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party in the Company’s last fiscal year or in any proposed transaction to which we are proposed to be a party:

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

The following table sets forth fees billed to us by our independent registered public accounting firms during the years ended August 31, 2016 and 2015 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2016	August 31, 2015
Audit fees	$30,247	$51,345
Audited related fees	$-	$10,000
Tax fees	$-	$7,960
All other fees	$-	$-

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Spiegel Accountancy Corp (2016) and Elliott Davis Decosimo, PLLC (2015).

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2016. Audit-related fees during fiscal 2015 were for services provided in conjunction with our responses to SEC comment letters.

TAX FEES. Consists of fees billed for professional services for tax preparation and other tax services. Tax services for 2016 will be rendered by a firm other than our principal auditor.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no other fees during fiscal 2016 or 2015.

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

Exhibit No.	Description

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm (Predecessor Auditor)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poverty Dignified, Inc.

Dated: November 23, 2016	By:	/s/ Kevin Lowther
Kevin Lowther
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ George C. Critz
George C. Critz
Vice-President and Chief Financial Officer (Principal Financial Officer)

