Form 10-Q
period 2016-11-30
Poverty Dignified, Inc.
filed 2017-01-12
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to _____________

Comission file number: 000-55558

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

As of January 12, 2017, there were 8,035,515 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

	November 30, 2016	August 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$52,225	$20,557
Prepaid inventory	110,970	110,970
Prepaid expenses and other current assets	21,134	13,493
Total current assets	184,329	145,020
Property and equipment, net	141	275
Total assets	$184,470	$145,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$83,092	$80,557
Notes payable - related party	241,147	340,195
Accrued payroll expenses	547,701	477,533
Accrued expenses	3,475	4,607
Deferred revenue	219,847	210,612
Due to officer	5,364	5,497
Total current liabilities	1,100,626	1,119,001

Stockholders' equity (deficit)
Preferred stock par value $.0001: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 7,927,515 and 7,328,848 shares issued and outstanding as of November 30, 2016 and August 31, 2016	799	733
Additional paid in capital	7,723,132	7,274,198
Accumulated deficit	(8,630,746)	(8,244,672)
Accumulated other comprehensive loss	(9,341)	(3,965)
Total stockholders' equity (deficit)	(916,156)	(973,706)

Total liabilities and stockholders' equity (deficit)	$184,470	$145,295

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	November 30, 2016	November 30, 2015

Franchise revenue	$3,613	$-

Franchise and operating expenses
Franchise expenses	17,081	-
Research and development	306	7,500
Professional fees	57,907	4,906

General and administrative
Payroll	155,623	130,972
Advertising	49,003	-
Travel	69,953	1,820
Other	39,814	11,642
Total general and administrative	314,393	144,434

Total franchise and operating expenses	389,687	156,840

Net loss	$(386,074)	$(156,840)

Net loss per common share
-Basic and diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding
-Basic and diluted	7,628,182	7,038,180

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Unaudited

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance at August 31, 2016	7,328,848	$733	$7,274,198	$(8,244,672)	$(3,965)	$(973,706)

Issuance of common stock	598,667	66	448,934	-	-	449,000
Net loss	-	-	-	(386,074)	-	(386,074)
Foreign currency translation loss	-	-	-	-	(5,376)	(5,376)

Balance at November 30, 2016	7,927,515	$799	$7,723,132	$(8,630,746)	$(9,341)	$(916,156)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	November 30, 2016	November 30, 2015

Cash Flows From Operating Activities
Net loss	$(386,074)	$(156,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134	133
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,641)	3,648
Accounts payable	2,535	(2,554)
Accrued payroll expenses	70,168	127,208
Accrued expenses	(1,132)	(754)
Deferred revenue	9,235	-
Net cash used in operating activities	(312,775)	(29,159)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	-	31,184
Payments on notes payable - related party	(99,048)	-
Advances from (payments to) officer, net	(133)	(1,345)
Issuance of common stock	449,000	-
Net cash provided by financing activities	349,819	29,839

Effect of foreign currency translation	(5,376)	-

Net increase in cash	31,668	680
Cash - beginning of period	20,557	573
Cash - end of period	$52,225	$1,253

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$5,851	$1,282

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements November 30, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Charlotte, North Carolina. The Company established itself as a business incubation company developing micro-franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a Delaware Corporation, was formed on August 28, 2015 and is the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. These entities are collectively referred herein to as Poverty Dignified, or the Company.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2016. The interim results for the three months ended November 30, 2016 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc. and Africhise, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2016, the Company had cash of $52,225; working capital deficit of $916,297 and a stockholders’ deficit of $916,156. The Company has incurred net losses from start-up costs and minimal operations since inception to November 30, 2016 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of November 30, 2016, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $241,147 remains outstanding under notes payable to this related party at November 30, 2016.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Going Concern and Management’s Plans (continued)

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through November 30, 2016, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $123,000 and associated franchise expenses of $121,468 from inception through November 30, 2016. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $219,847 at November 30, 2016. The Company’s long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will require approximately 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

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

Poverty Dignified, Inc. currently has open a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the second or third quarter of fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Risks and Uncertainties

The Company currently has franchise operations in South Africa and continues to explore other market opportunities in South Africa and Kenya. Poverty Dignified’s activities are subject to significant risks and uncertainties, including failing to secure funding to operationalize the franchise business concept.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of November 30, 2016 and August 31, 2016, property and equipment solely consists of computers. Accumulated depreciation as of November 30, 2016 and August 31, 2016 was $1,467 and $1,333, respectively and depreciation expense for each of the three month periods ended November 30, 2016 and 2015 was $134 and $133, respectively.

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

Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of November 30, 2016, the Company had not executed any area development agreements.

The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. As of November 30, 2016, the Company had sold three franchise units. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $3,613 and associated franchise expenses of $17,081 for the three months ended November 30, 2016. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $219,847 at November 30, 2016. At August 31, 2016, the Company had recognized $119,387 of revenue on one franchise unit and had recorded deferred revenue of $210,612.

On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. As of November 30, 2016, no royalties have been earned on the one franchise unit placed into operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising expenditures are charged to expense as incurred. Total advertising expense for the three month periods ended November 30, 2016 and 2015 was $49,003 and $-0-, respectively, and is included in general and administrative expenses.

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

Deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgment regarding the realization of deferred tax assets may change due to future profitability and market conditions, changes in U.S. or foreign tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at November 30, 2016 or August 31, 2016.

Earnings Per Share

Basic Earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign operations of My Power Solutions, Inc. is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The accumulated foreign currency translation adjustment is presented as a component of accumulated other comprehensive loss in the consolidated statement of changes in stockholders’ deficit.

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

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 7,927,515 and 7,328,848 shares of common stock issued and outstanding at November 30, 2016 and August 31, 2016, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of November 30, 2016, no preferred stock has been issued

Since incorporation, the Company has raised capital through private sales of its common stock. As of November 30, 2016, of our 7,927,515 outstanding shares of common stock, 5,931,000 shares were issued to various stockholders in exchange services. Relative to those shares, since inception, the Company has recognized total expense of $5,931,000. No such shares were issued for services during the three months ended November 30, 2016.

Poverty Dignified, Inc. currently has open a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the three months ended November 30, 2016, the Company sold 598,667 shares of common stock under this Private Investment in Public Equity offering for proceeds of $449,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's agreement with a supplier, as of November 30, 2016 and August 31, 2016, the Company was committed to purchase products related to the production of certain franchise units. The total commitment for the products is $110,970, all of which was paid prior to August 31, 2016 and is included in prepaid inventory to be provided to two franchise units at November 30, 2016 and August 31, 2016.

The Company maintains a month to month lease on its corporate headquarters location. The Company has a 12 month lease for its office in South Africa. The lease expires on May 31, 2017. As of November 30, 2016, total future minimum lease payments are $4,491.

NOTE 5 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through November 30, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	November 30, 2016	August 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$653,615	$517,790
Organization costs	99,806	101,703
Accrued payroll	191,695	190,497
Gross deferred tax asset	945,116	809,990
Valuation allowance	(945,116)	(809,990)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the three months ended November 30, 2016 and 2015 is as follows:

	2016	2015
Income tax computed at the federal statutory rate	$(135,126)	$(54,894)
State income tax, net of federal tax benefit	-	-
Total	(135,126)	(54,894)
Change in valuation allowance	135,126	54,894
Provision for income taxes	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $135,126 and $54,894 during the three months ended November 30, 2016 and 2015, respectively.

As of November 30, 2016, the Company had a federal and state net operating loss carryforward in the amount of $1,867,470. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes. Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2015, the Company was reimbursed $27,524 by Power It Perfect, Inc., an affiliated company primarily owned by John K. Lowther (CEO and Director of the Company) and George C. Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. This amount has been recorded as an offset to those expenses in the accompanying consolidated statements of operations. There were no such use of resources or reimbursements during the three months ended November 30, 2016.

Due to Officer

On March 13, 2015, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at November 30, 2016 and August 31, 2016 is $5,364 and $5,497, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company an additional $208,160 for working capital purposes in exchange for 18 promissory notes that all bear interest at five percent per annum. All the notes are non-collateralized and due on demand, as soon as the Company has a stream of revenue available for repayment. The balance of the notes payable was $241,147 at November 30, 2016 and $340,195 at August 31, 2016. Accrued interest on the notes, which is included in accrued expenses, totaled $66 at November 30, 2016 and $2,288 at August 31, 2016. There are no conversion provisions associated with the notes.

NOTE 7 – SUBSIDIARY OPERATIONS

Poverty Dignified, Inc. owns 100% of My Power Solutions, Inc., which holds and manages the Company’s franchise operations in Africa. The following represents summarized financial information of My Power Solutions, Inc.:

	Three Months Ended
	November 30, 2016	November 30, 2015
Franchise revenue	$3,613	$-
Net loss	(76,570)	-

	November 30, 2016	August 31, 2016
Total assets	$146,950	$131,427
Total liabilities	444,761	352,668

Total liabilities of My Power Solutions, Inc. includes amounts due to Poverty Dignified, Inc. of $195,754 at November 30, 2016 and $112,260 at August 31, 2016 that were eliminated in consolidation.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January __, 2017, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure.

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

Background Overview

Poverty Dignified, Inc. is incorporated in the State of Nevada in September 2013. We were formed to operate as a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. From inception through November 30, 2016, we have sold three franchises. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $123,000 and associated franchise expenses of $121,468, including $3,613 of revenue and $17,081 of expenses for the three months ended November 30, 2016. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $219,847 at November 30, 2016.

Since our inception on September 27, 2013 to November 30, 2016, we have only generated $123,000 in revenues and have incurred an accumulated deficit of $8,630,746, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. For the three months ended November 30, 2016, we incurred expenses of $389,687 and recorded a net loss of $386,074.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2016, the Company had cash of $52,225; working capital deficit of $916,297 and a stockholders’ deficit of $916,156. The Company has incurred net losses from start-up costs and minimal operations since inception to November 30, 2016 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of November 30, 2016, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $241,147 remains outstanding under notes payable to this related party at November 30, 2016.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through November 30, 2016, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $123,000 and associated franchise expenses of $121,468 from inception through November 30, 2016. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $219,847 at November 30, 2016. The Company’s long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

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

Poverty Dignified, Inc. currentlyhas open a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the second or third quarter of fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

Results of Operations

For the three months ended November 30, 2016

There were revenues of $3,613 for the three months ended November 30, 2016. There was a net loss of $386,074.

Our expenses for the three months ended November 30, 2016 were related to franchise expenses of $17,081, research and development of $306, professional fees of $57,907, and general and administrative costs of $314,393. General and administrative costs primarily consisted of payroll expenses of $155,623, $49,003 in advertising and $69,953 of travel related costs. $70,168 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team.

For the three months ended November 30, 2015

There were no revenues for the three months ended November 30, 2015. There was a net loss of $156,840.

Our expenses for the three months ended November 30, 2015 were related to research and development of $7,500, professional fees of $4,906, and general and administrative costs of $144,434. General and administrative costs primarily consisted of payroll expenses of $130,972. $127,208 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team.

Liquidity and Capital Resources

The Company had $20,557 in cash and a balance of $124,46 3in prepaid expenses at August 31, 2016. As of November 30, 2016 the Company had a cash balance of $52,225 and $132,104 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We continue to explore market opportunities in Kenya and South Africa. From inception to November 30, 2016, we have incurred an accumulated deficit of $8,630,746, of which $5,931,000 was non-cash compensation. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. Through November 30, 2016, we have sold three franchises The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $123,000 and associated franchise expenses of $121,468, included $3,613 of revenues and $17,081 of expenses for the three months ended November 30, 2016. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $219,847 at November 30, 2016. We believe we will continue selling franchises over the next 12 months and this will provide for our expenses. We also believe that we will not invest as much capital for research and development of this franchise concept, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Thus, we believe that we will see a significant reduction in our monthly burn rate now that we have moved into an operational stage and out of a development stage. We define burn rate as the rate which we spend capital in excess of revenues.

We also have a history of raising capital and have the ability to continue to raise capital through the issuance of stock if needed. In our private placement memorandum dated January 2014 and closed November 2014, we raised $1,182,180 for operations, research and development, and marketing of franchise opportunities. Poverty Dignified, Inc. currently doing a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the three months ended November 30, 2016, the Company sold 598,667 shares of common stock under this Private Investment in Public Equity offering for proceeds of $449,000.

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

As of November 30, 2016, we had cash of $52,225 and have had a net increase in cash of $31,668 during the three months ended November 30, 2016. We will need to find additional sources of capital to continue. We believe in the near future we will generate significant revenues from the deployment of franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions and our franchise operations in Africa. We do not expect to incur any additional significant research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. We have begun to generate revenues under the My Power Solutions business concept and believe we will be generating more revenues for the remainder of fiscal year 2017, but there can be no guarantee of our doing so. However, if we want to develop additional franchising concepts, we will need to reinvest muchof our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

We do not currently have enough cash on hand to fully deploy our current business plan and to open additional franchises in South Africa and Kenya in 2017.

Poverty Dignified, Inc. currentlyhas open a Private Investment in Public Equity transaction, in which the Company is offering 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the second or third quarter of fiscal year 2017, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under these offerings. Further, we may be required to raise funds in addition to these offerings. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of November 30, 2016 we have issued 5,931,000 shares of our common stock to various shareholders, in exchange for cash and services. Since inception, we have recognized total expense of $5,931,000. No such expenses were recognized during the three months ended November 30, 2016 or 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

As of January __, 2017, while we have hired a third party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

If we are able to raise additional capital, we anticipate having sufficient funds to at least partially, if not fully, implement our plans by August 31, 2017. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poverty Dignified, Inc.

Dated: January 12, 2017	By:	/s/ John K. Lowther
John K. Lowther
President and Chief Executive Officer
(Principal Executive Officer)

/s/ George C. Critz, III
George C. Critz, III
Vice-President and Chief Financial Officer
(Principal Financial Officer)

