Form 10-Q
period 2017-02-28
Poverty Dignified, Inc.
filed 2017-04-14
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ____________

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

As of April 13, 2017, there were 8,263,150 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POVERTY DIGNIFIED, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$3,372	$20,557
Accounts receivable	5,382	-
Prepaid inventory	110,970	110,970
Prepaid expenses and other assets	20,447	13,493
Total current assets	140,171	145,020

Property and equipment, net	10	275

	$140,181	$145,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$69,300	$80,557
Notes payable - related party	264,119	340,195
Accrued payroll expenses	640,713	477,533
Accrued expenses	2,561	4,607
Deferred revenue	206,999	210,612
Due to officer	5,246	5,497
Total current liabilities	1,188,938	1,119,001

Stockholders' equity (deficit)
Preferred stock par value $.0001: 10,000,000 share authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 8,113,150 and 7,328,848 shares
issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	811	733
Additional paid in capital	7,862,346	7,274,198
Accumulated deficit	(8,898,738)	(8,244,672)
Accumulated other comprehensive loss	(13,176)	(3,965)
Total stockholders' equity (deficit)	(1,048,757)	(973,706)

	$140,181	$145,295

See notes to unaudited consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Franchise revenue	$2,840	$-	$6,453	$-
Product revenue	15,840	-	15,840	-
Total revenue	18,680	-	22,293	-

Franchise and operating expenses
Franchise expenses	17,822	-	34,903	-
Cost of product revenue	12,956	-	12,956	-
Research and development	252	7,306	558	14,806
Professional fees	38,965	50,938	96,872	55,844

General and administrative
Payroll	170,436	147,164	326,059	278,136
Advertising	3,083	-	52,086	-
Travel	24,276	1,820	94,229	1,820
Other	18,882	13,453	58,696	26,915
Total general and administrative	216,677	162,437	531,070	306,871

Total franchise and operating expenses	286,672	220,681	676,359	377,521

Net loss	$(267,992)	$(220,681)	$(654,066)	$(377,521)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	8,020,332	7,038,180	7,720,999	7,038,180

See notes to unaudited consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance - August 31, 2016	7,328,848	$733	$7,274,198	$(8,244,672)	$(3,965)	$(973,706)

Issuance of common stock	784,302	78	588,148	-	-	588,226

Net loss	-	-	-	(654,066)	-	(654,066)

Foreign currency translation loss	-	-	-	-	(9,211)	(9,211)

Balance - February 28, 2017	8,113,150	$811	$7,862,346	$(8,898,738)	$(13,176)	$(1,048,757)

See notes to unaudited consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities
Net loss	$(654,066)	$(377,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	266
Changes in operating assets and liabilities:
Accounts receivable	(5,382)	-
Prepaid inventory	-	(90,614)
Prepaid expenses and other assets	(6,954)	(5,205)
Accounts payable	(11,257)	(1,180)
Accrued payroll expenses	163,180	202,352
Accrued expenses	(2,046)	(5,203)
Deferred revenue	(3,613)	206,999
Net cash used in operating activities	(519,873)	(70,106)

Cash flows from financing activities
Proceeds from notes payable - related party	32,050	161,974
Payments on notes payable - related party	(108,126)	(44,592)
Advances to/from officer, net	(251)	(1,345)
Issuance of common stock	588,226	-
Net cash provided by financing activities	511,899	116,037

Effect of foreign currency translation	(9,211)	-

Net (decrease) increase in cash	(17,185)	45,931

Cash, beginning of period	20,557	573

Cash, end of period	$3,372	$46,504

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$8,914	$9,172

See notes to unaudited consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements February 28, 2017

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Charlotte, North Carolina. The Company established itself as a business incubation company developing micro-franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a Delaware Corporation, was formed on August 28, 2015 and is the franchise management arm of My Power Solutions, Inc.'s franchise operations in Africa. These entities are collectively referred herein to as Poverty Dignified, or the Company.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2016. The interim results for the six months ended February 28, 2017 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc. and Africhise, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2017, the Company had cash of $3,372; working capital deficit of $1,048,767 and a stockholders’ deficit of $1,048,757. The Company has incurred net losses from start-up costs and minimal operations since inception to February 28, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of February 28, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Going Concern and Management’s Plans (continued)

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through February 28, 2017, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $125,840 and associated franchise expenses of $139,290 from inception through February 28, 2017. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $206,999 at February 28, 2017. The Company’s long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will require approximately 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

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

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the six months ended February 28, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. Once the Private Placement Memorandum in closed, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering.

Additionally, the Company has borrowed funds from a related party for working capital purposes and $264,119 remains outstanding under notes payable to this related party at February 28, 2017.

Risks and Uncertainties

The Company currently has franchise operations in South Africa and continues to explore other market opportunities in South Africa. Poverty Dignified’s activities are subject to significant risks and uncertainties, including failing to secure funding to operationalize the franchise business concept.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable at February 28, 2017 consists of amounts due from a customer for product. The Company uses the allowance method for recognizing bad debts. When an account is uncollectible, it is written off against the allowance. We generally do not require collateral for our accounts receivable. There was no allowance for doubtful accounts deemed necessary at February 28, 2017.

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of February 28, 2017 and August 31, 2016, property and equipment solely consists of computers. Accumulated depreciation as of February 28, 2017 and August 31, 2016 was $1,598 and $1,333, respectively. Depreciation expense for the three and six month periods ended February 28, 2017 was $131 and $265, respectively. Depreciation expense for the three and six month periods ended February 29, 2016 was $133 and $266, respectively.

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

Franchise Revenue

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments.

Area Development Fees – Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. As of February 28, 2017, the Company had not executed any area development agreements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Franchise Revenue (continued)

Initial Franchise Fees – The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. As of February 28, 2017, the Company had sold three franchise units. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $3,613 and associated franchise expenses of $34,903 for the six months ended February 28, 2017. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $206,999 at February 28, 2017. At August 31, 2016, the Company had recognized $119,387 of revenue on one franchise unit and had recorded deferred revenue of $210,612.

Continuing Royalty Payments – On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. For the six months ended February 28, 2017, the Company recognized franchise revenue of $2,840 from royalties.

Product Revenue

Product revenue represents amounts earned for equipment delivered and set up by the Company for digital classroom purposes within schools in its franchise markets, but not included in the franchises themselves. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For revenue that includes customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. For the six months ended February 28, 2017, the Company recognized product revenue of $15,840, and associated cost of product revenue of $12,956.

Advertising

Advertising expenditures are charged to expense as incurred. Total advertising expense for the three and six month periods ended February 28, 2017 was $3,083 and $52,086, respectively, and is included in general and administrative expenses. Total advertising expense was $-0- for the three and six month periods ended February 29, 2016.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more‐likely‐than‐not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

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

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at February 28, 2017 or August 31, 2016.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 8,113,150 and 7,328,848 shares of common stock issued and outstanding at February 28, 2017 and August 31, 2016, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of February 28, 2017, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. As of February 28, 2017, of our 8,113,150 outstanding shares of common stock, 5,931,000 shares were issued to various stockholders in exchange services. Relative to those shares, since inception, the Company has recognized total expense of $5,931,000. No such shares were issued for services during the six months ended February 28, 2017.

Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the six months ended February 28, 2017, the Company sold 784,302 shares of common stock under this Private Investment in Public Equity offering for proceeds of $588,226.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's agreement with a supplier, as of February 28, 2017 and August 31, 2016, the Company was committed to purchase products related to the production of certain franchise units. The total commitment for the products is $110,970, all of which was paid prior to August 31, 2016 and is included in prepaid inventory to be provided to two franchise units at February 28, 2017 and August 31, 2016.

The Company maintains a month to month lease on its corporate headquarters location. The Company has a 12 month lease for its office in South Africa. The lease expires on May 31, 2017. As of February 28, 2017, total future minimum lease payments are $4,491.

NOTE 5 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through February 28, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	February 28, 2017	August 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$716,754	$517,790
Organization costs	97,909	101,703
Accrued payroll	224,250	190,497
Gross deferred tax asset	1,038,913	809,990
Valuation allowance	(1,038,913)	(809,990)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

NOTE 5 – INCOME TAXES (continued)

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the six months ended February 28, 2017 and February 29, 2016 is as follows:

	2017	2016
Income tax computed at the federal statutory rate	$(228,923)	$(132,132)
State income tax, net of federal tax benefit	-	-
Total	(228,923)	(132,132)
Change in valuation allowance	228,923	132,132
Provision for income taxes	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $228,923 and $132,132 during the six months ended February 28, 2017 and February 29, 2016, respectively.

As of February 28, 2017, the Company had a federal and state net operating loss carryforward in the amount of $2,047,870. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes. Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2016, the Company was reimbursed $27,524 by Power It Perfect, Inc., an affiliated company primarily owned by John K. Lowther (CEO and Director of the Company) and George C. Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. This amount has been recorded as an offset to those expenses in the accompanying consolidated statements of operations. There were no such use of resources or reimbursements during the six months ended February 28, 2017.

Due to Officer

On March 13, 2015, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at February 28, 2017 and August 31, 2016 is $5,246 and $5,497, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company an additional $208,160 for working capital purposes in exchange for 18 promissory notes that all bear interest at five percent per annum. During the six months ended February 28, 2017, Power It Perfect, Inc. loaned the Company $32,050 for working capital purposes in exchange for three promissory notes that all bear interest at five percent per annum. All the notes are non-collateralized and due on demand, as soon as the Company has a stream of revenue available for repayment. The balance of the notes payable was $264,119 at February 28, 2017 and $340,195 at August 31, 2016. Accrued interest on the notes, which is included in accrued expenses, totaled $2,113 at February 28, 2017 and $2,288 at August 31, 2016. There are no conversion provisions associated with the notes.

NOTE 7 – SUBSIDIARY OPERATIONS

Poverty Dignified, Inc. owns 100% of My Power Solutions, Inc., which holds and manages the Company’s franchise operations in Africa. The following represents summarized financial information of My Power Solutions, Inc.:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue	$18,680	$-	$22,293	$-
Net loss	$(78,470)	$-	$(155,040)	$-

	As of As of
	February 28, 2017	August 31, 2016

Total assets	$122,303	$131,427
Total liabilities	$507,795	$352,668

Total liabilities of My Power Solutions, Inc. includes amounts due to Poverty Dignified, Inc. of $270,197 at February 28, 2017 and $112,260 at August 31, 2016 that were eliminated in consolidation.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 13, 2017, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure.

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

Background Overview

Poverty Dignified, Inc. is incorporated in the State of Nevada in September 2013. We were formed to operate as a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. From inception through February 28, 2017, we have sold three franchises. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $125,840 and associated franchise expenses of $139,290, including $6,453 of revenue and $34,903 of expenses for the six months ended February 28, 2017. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $206,999 at February 28, 2017. Additionally, during the six months ended February 28, 2017, the Company recognized product revenue and associated cost of product revenue of $15,840 and $12,956, respectively.

Since our inception on September 27, 2013 to February 28, 2017, we have only generated $141,680 in revenues and have incurred an accumulated deficit of $8,898,738, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. For the six months ended February 28, 2017, we incurred expenses of $676,359 and recorded a net loss of $654,066.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2017, the Company had cash of $3,372; working capital deficit of $1,048,767 and a stockholders’ deficit of $1,048,757. The Company has incurred net losses from start-up costs and minimal operations since inception to February 28, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of February 28, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. Through February 28, 2017, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $125,840 and associated franchise expenses of $139,290 from inception through February 28, 2017. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $206,999 at February 28, 2017. The Company’s long-term liquidity depends upon its ability to generate revenues from the sale of additional franchises. We estimate that it will take having 10 operational franchises for us to achieve profitability within the next 12 months. Management believes that it will be successful in closing the necessary franchise sales; however, no assurance can be provided that the Company will be able to do so.

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

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under the Private Investment in Public Equity offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the six months ended February 28, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. Once the Private Placement Memorandum in closed, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering.

Additionally, the Company has borrowed funds from a related party for working capital purposes and $264,119 remains outstanding under notes payable to this related party at February 28, 2017.

Results of Operations

For the three and six months ended February 28, 2017

We recognized franchise revenue of $2,840 and $6,453, respectively, for the three and six months ended February 28, 2017. The associated franchise expenses were $17,822 and $34,903, respectively. Franchise expenses exceed franchise revenue on the Company’s first operational franchise due to the Company bearing unforeseen, additional set-up costs, which are not expected to recur in future franchises.

During the three and six months ended February 28, 2017, we recognized $15,840 of revenue and $12,956 of cost of revenue associated with product sale and installation of equipment for digital classroom purposes within a school in our initial franchise market, but not included in our initial franchise unit. Except for our currently operational franchise and the two units sold but not yet operational, we expect all future revenues associated with digital classrooms, whether within a school or a franchise unit, to be included within the scope of our franchise revenue structure.

Our expenses for the six months ended February 28, 2017 were related to franchise expenses of $34,903, cost of product revenue of $12,956, research and development of $558, professional fees of $96,872, and general and administrative costs of $531,070. General and administrative costs primarily consisted of payroll expenses of $326,059, $52,086 in advertising and $94,229 of travel related costs. Of the payroll expenses, $163,180 related to amounts accrued for, but not paid to, the Company’s management team.

For the three and six months ended February 29, 2016

There were no revenues for the three and six months ended February 29, 2016. There was a net loss of $220,681 and $377,521, respectively, for the three and six months ended February 29, 2016. The net loss was mostly related to payroll expenses and professional fees.

Our expenses for the six months ended February 29, 2016 were related to research and development of $14,806, professional fees of $55,844, and general and administrative costs of $306,871. General and administrative costs primarily consisted of payroll expenses of $278,136, of which $269,095 related to amounts accrued for, but not yet paid to, the Company's management team.

Liquidity and Capital Resources

The Company had $20,557 in cash and a balance of $124,463 in prepaid expenses at August 31, 2016. As of February 28, 2017 the Company had a cash balance of $3,372, accounts receivable of $5,382 and $131,417 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, Inc., travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We continue to explore market opportunities in South Africa. From inception to February 28, 2017, we have incurred an accumulated deficit of $8,898,738, of which $5,931,000 was non-cash compensation. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We have valued the stock at $1 per share based on our Private Placement price of $1 per share that commenced fundraising in January 2014 and closed in November 2014. Through February 28, 2017, we have sold three franchises. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $125,840 and associated franchise expenses of $139,290, included $6,453 of revenues and $34,903 of expenses for the six months ended February 28, 2017. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $206,999 at February 28, 2017. Additionally, during the six months ended February 28, 2017, we recognized $15,840 of revenue and $12,956 of cost of revenue associated with product sale and installation of equipment for digital classroom purposes within a school in our initial franchise market, but not included in our initial franchise unit. Except for our currently operational franchise and the two units sold but not yet operational, we expect all future revenues associated with digital classrooms, whether within a school or a franchise unit, to be included within the scope of our franchise revenue structure.

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

As of February 28, 2017, we had cash of $3,372 and have had a net decrease in cash of $17,185 during the six months ended February 28, 2017. We will need to find additional sources of capital to continue. We believe in the near future we will generate significant revenues from the deployment of franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions, Inc. and our franchise operations in Africa. We do not expect to incur any additional significant research and development expenses at this time with respect to the aforementioned My Power Solutions, Inc. business concept. We have begun to generate revenues under the My Power Solutions, Inc. business concept and believe we will be generating more revenues for the remainder of fiscal year 2017, but there can be no guarantee of our doing so. However, if we want to develop additional franchising concepts, we will need to reinvest much of our net income into research and development. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

We do not currently have enough cash on hand to fully deploy our current business plan and to open additional franchises in South Africa in 2017.

We also have a history of raising capital and have the ability to continue to raise capital through the issuance of stock if needed. In our private placement memorandum dated January 2014 and closed November 2014, we raised $1,182,180 for operations, research and development, and marketing of franchise opportunities. Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under the Private Investment in Public Equity offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the six months ended February 28, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. Once the Private Placement Memorandum in closed, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of February 28, 2017 we have issued 5,931,000 shares of our common stock to various shareholders, in exchange for cash and services. Since inception, we have recognized total expense of $5,931,000. No such expenses were recognized during the six months ended February 28, 2017 or February 29, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. The Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

We have a third party consultant to help us with our public reporting and disclosures. However, as of April 13, 2017, we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Dated: April 13, 2017

