Form 10-Q
period 2017-05-31
Poverty Dignified, Inc.
filed 2017-07-13
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to __________

Commission file number: 000-55558

_________________________

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

As of July 13, 2017, there were 8,492,150 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

POVERTY DIGNIFIED, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$11,768	$20,557
Accounts receivable	3,507	-
Prepaid inventory	110,970	110,970
Prepaid expenses and other assets	25,111	13,493
Total current assets	151,356	145,020

Property and equipment, net	-	275

	$151,356	$145,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$45,805	$80,557
Notes payable - related party	267,173	340,195
Accrued payroll expenses	704,397	477,533
Accrued expenses	2,618	4,607
Deferred revenue	206,999	210,612
Due to officer	5,182	5,497
Convertible note payable, net of discount	8,125	-
Total current liabilities	1,240,299	1,119,001

Long term convertible debenture, net of discount	49,076	-
Total liabilities	1,289,375	1,119,001

Stockholders' equity (deficit)
Preferred stock par value $.0001: 10,000,000 share authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 8,473,150 and 7,328,848 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	847	733
Additional paid in capital	8,214,264	7,274,198
Accumulated deficit	(9,323,941)	(8,244,672)
Accumulated other comprehensive loss	(29,189)	(3,965)
Total stockholders' equity (deficit)	(1,138,019)	(973,706)

	$151,356	$145,295

See notes to unaudited consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016

Franchise revenue	$7,029	$95,757	$13,482	$95,757
Product revenue	-	-	15,840	-
Total revenue	7,029	95,757	29,322	95,757

Franchise and operating expenses
Franchise expenses	20,944	80,757	55,847	80,757
Cost of product revenue	-	-	12,956	-
Research and development	-	-	558	14,806
Professional fees	37,775	12,629	134,647	68,473

General and administrative
Payroll	200,921	135,695	526,980	413,831
Stock-based compensation	112,500	75,000	112,500	75,000
Advertising	77	886	52,163	886
Travel	27,568	18,261	121,797	20,081
Other	8,390	7,030	67,086	23,320
Total general and administrative	349,456	236,872	880,526	533,118

Total franchise and operating expenses	408,175	330,258	1,084,534	697,154

Net operating loss	(401,146)	(234,501)	(1,055,212)	(601,397)

Interest expense	(15,318)	(5,558)	(24,057)	(16,183)

Net loss	$(416,464)	$(240,059)	$(1,079,269)	$(617,580)

Net loss per common share
Basic and diluted	$(0.05)	$(0.03)	$(0.13)	$(0.09)

Weighted average common shares outstanding
Basic and diluted	8,293,150	7,038,995	7,900,999	7,038,454

See notes to unaudited consolidated financial statements.

POVERTY DIGNIFIED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Unaudited

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of		Paid In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance - August 31, 2016	7,328,848	$733	$7,274,198	$(8,244,672)	$(3,965)	$(973,706)

Issuance of common stock	964,302	96	750,130	-	-	750,226

Issuance of common stock as consideration
for long term convertible debenture	30,000	3	26,376	-	-	26,379

Value of beneficial conversion feature on
convertible note payable	-	-	51,075	-	-	51,075

Stock-based compensation	150,000	15	112,485	-	-	112,500

Net loss	-	-	-	(1,079,269)	-	(1,079,269)

Foreign currency translation loss	-	-	-	-	(25,224)	(25,224)

Balance - May 31, 2017	8,473,150	$847	$8,214,264	$(9,323,941)	$(29,189)	$(1,138,019)

See notes to unaudited consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	May 31, 2017	May 31, 2016
Cash flows from operating activities
Net loss	$(1,079,269)	$(617,580)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	112,500	75,000
Depreciation	275	401
Amortization of debt discounts	9,580	-
Changes in operating assets and liabilities:
Accounts receivable	(3,507)	-
Prepaid inventory	-	(33,392)
Prepaid expenses and other assets	(11,618)	(2,659)
Accounts payable	(34,752)	15,146
Accrued payroll expenses	226,864	320,208
Accrued expenses	(1,989)	(2,165)
Deferred revenue	(3,613)	129,242
Net cash used in operating activities	(785,529)	(115,799)

Cash flows from financing activities
Proceeds from notes payable - related party	94,250	161,974
Payments on notes payable - related party	(167,272)	(44,592)
Advances to/from officer, net	(315)	(1,301)
Issuance of common stock	750,226	-
Proceeds from convertible note payable	65,000	-
Proceeds from long term convertible debenture	85,000	-
Debt issuance costs	(24,925)	-
Net cash provided by financing activities	801,964	116,081

Effect of foreign currency translation	(25,224)	(165)

Net (decrease) increase in cash	(8,789)	117

Cash, beginning of period	20,557	573

Cash, end of period	$11,768	$690

Non-Cash Financing Activities
Original issue discount in connection with long term convertible debenture	$10,000	$-
Debt discount in connection with common stock issued with long term convertible debenture	$26,379	$-
Debt discount in connection with beneficial conversion feature on convertible note payable	$51,075	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$16,187	$9,023

See notes to unaudited consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements May 31, 2017

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2016. The interim results for the nine months ended May 31, 2017 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc. and Africhise, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2017, the Company had cash of $11,768, a working capital deficit of $1,088,943 and a stockholders’ deficit of $1,138,019. The Company has incurred net losses from start-up costs and minimal operations since inception to May 31, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of May 31, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. From the Company’s inception through May 31, 2017, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $132,869 and associated franchise expenses of $160,234 from inception through May 31, 2017. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $206,999 at May 31, 2017.

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

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the nine months ended May 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through May 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. Once the Private Placement Memorandum in closed, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering.

During the quarter ended May 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

Additionally, the Company has borrowed funds from a related party for working capital purposes and $267,173 remains outstanding under notes payable to this related party at May 31, 2017.

Risks and Uncertainties

The Company currently has franchise operations in South Africa and continues to explore other market opportunities in this country. Poverty Dignified’s activities are subject to significant risks and uncertainties, including failing to secure funding to operationalize the franchise business concept.

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

Accounts Receivable

Accounts receivable at May 31, 2017 consists of amounts due from a franchisee for its royalty payment. The Company uses the allowance method for recognizing bad debts. When an account is uncollectible, it is written off against the allowance. We generally do not require collateral for our accounts receivable. There was no allowance for doubtful accounts deemed necessary at May 31, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of May 31, 2017 and August 31, 2016, property and equipment solely consists of computers. Accumulated depreciation as of May 31, 2017 and August 31, 2016 was $1,608 and $1,333, respectively. Depreciation expense for the three and nine month periods ended May 31, 2017 was $10 and $275, respectively. Depreciation expense for the three and nine month periods ended May 31, 2016 was $135 and $401, respectively.

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

Area Development Fees – Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. From inception through May 31, 2017, the Company had not executed any area development agreements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Franchise Revenue (continued)

Initial Franchise Fees – The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. From inception through May 31, 2017, the Company had sold three franchise units. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $3,613 and associated franchise expenses of $55,847 for the nine months ended May 31, 2017. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $206,999 at May 31, 2017. At August 31, 2016, the Company had recognized $119,387 of revenue on one franchise unit and had recorded deferred revenue of $210,612.

Continuing Royalty Payments – On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. For the nine months ended May 31, 2017, the Company recognized franchise revenue of $9,869 from royalties.

Product Revenue

Product revenue represents amounts earned for equipment delivered and set up by the Company for digital classroom purposes within schools in its franchise markets, but not included in the franchises themselves. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For revenue that includes customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. For the nine months ended May 31, 2017, the Company recognized product revenue of $15,840, and associated cost of product revenue of $12,956.

Advertising

Advertising expenditures are charged to expense as incurred. Total advertising expense for the three and nine month periods ended May 31, 2017 was $77 and $52,163, respectively, and is included in general and administrative expenses. Total advertising expense was $886 for both the three and nine month periods ended May 31, 2016.

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

Tax years 2013 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at May 31, 2017 or August 31, 2016.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 8,473,150 and 7,328,848 shares of common stock issued and outstanding at May 31, 2017 and August 31, 2016, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of May 31, 2017, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. As of May 31, 2017, of our 8,473,150 outstanding shares of common stock, 6,081,000 shares were issued to various stockholders in exchange for services. Relative to those shares, since inception, the Company has recognized total expense of $6,043,500. During the nine months ended May 31, 2017, the Company issued 150,000 shares for stock-based compensation totaling $112,500.

Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the nine months ended May 31, 2017, the Company sold 784,302 shares of common stock under this Private Investment in Public Equity offering for proceeds of $588,226.

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through May 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company maintains a month to month lease on its corporate headquarters location. The Company has a 24 month lease for its office in South Africa. The lease expires on May 31, 2018. As of May 31, 2017, total future minimum lease payments total approximately $11,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 13, 2017, the Company entered into a Securities Purchase Agreement whereas, Peak One Opportunity Fund, L.P. (the "buyer") wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $400,000 (which includes an aggregate purchase price of $370,000 and an original issue discount ("OID") of $30,000) (the “Debentures“). The Debentures are to be issued in three tranches. On April 21, 2017, the Company issued the first (the "Signing Debenture") of the three Debentures amounting to $100,000 of principal and a $10,000 OID. At closing, the Company paid a commitment fee to the buyer of $2,500 and paid the buyer’s legal costs of $2,500, resulting in net proceeds of $85,000. The debenture is convertible at a conversion price of $1.50 up to 180 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 180 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $1.50 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 30,000 shares of common stock to Peak One Investments, LLC (the General Partner of the buyer) upon execution of this agreement. In relation to this transaction, the Company also incurred deferred finance costs totaling $2,500 for legal fees and commitment fees and $8,500 for a due diligence fee. Accordingly, the Company recorded debt discount of $41,379 related to the restricted shares issued, based on the relative fair value allocation of the net proceeds between the face value of debentures and the fair value of the restricted shares and deferred finance costs of $11,000. The debt discount is being amortized (using the straight-line method, which approximates the interest method) to interest expense over term of the debenture. The balance of this long term convertible debenture, net of discount, at May 31, 2017 is $49,076.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

On April 24, 2017, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $65,000. On April 24, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $65,000 in proceeds. The note matures on January 5, 2018. The note is convertible at a conversion price of the lesser of (i) 50% of lowest trading price during the 25 days prior to the date of the note or (ii) 50% of the lowest trading price during the 25 days prior to the conversion date. At the closing, the Company paid legal and compliance fees of $2,750, a management fee to an affiliate of the buyer of $5,500 and a due diligence fee of $5,675 to the group that introduced the Company to the buyer. Accordingly, the Company recorded a debt discount of $65,000, with $51,075 attributable to the allocation to the beneficial conversion feature and $13,925 related to deferred finance costs. The debt discount is being amortized (using the straight-line method, which approximates the interest method) to interest expense over term of the note. The balance of this convertible note payable, net of discount, at May 31, 2017 is $8,125.

Amortization of the debt discounts recorded as interest expense during the three and nine months ended May 31, 2017 totaled $9,580.

NOTE 6 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through May 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	May 31, 2017	August 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$805,807	$517,790
Organization costs	96,013	101,703
Accrued payroll	246,539	190,497
Gross deferred tax asset	1,148,359	809,990
Valuation allowance	(1,148,359)	(809,990)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility.

NOTE 6 – INCOME TAXES (continued)

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the nine months ended May 31, 2017 and May 31, 2016 is as follows:

	2017	2016
Income tax computed at the federal statutory rate	$(377,744)	$(216,153)
State income tax, net of federal tax benefit	-	-
Non-deductible stock compensation expense	39,375	26,248
Total	(338,369)	(189,905)
Change in valuation allowance	338,369	189,905
Provision for income taxes	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $338,369 and $189,905 during the nine months ended May 31, 2017 and May 31, 2016, respectively.

As of May 31, 2017, the Company had a federal and state net operating loss carryforward in the amount of $2,302,309. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes. Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2016, the Company was reimbursed $27,524 by Power It Perfect, Inc., an affiliated company primarily owned by John K. Lowther (CEO and Director of the Company) and George C. Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. This amount has been recorded as an offset to those expenses in the accompanying consolidated statements of operations. There were no such use of resources or reimbursements during the nine months ended May 31, 2017.

Due to Officer

On March 13, 2015, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at May 31, 2017 and August 31, 2016 is $5,182 and $5,497, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for three promissory notes of $175,000, $12,000 and $7,500, respectively, that all bear interest at five percent. During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company an additional $208,160 for working capital purposes in exchange for 18 promissory notes that all bear interest at five percent per annum. During the nine months ended May 31, 2017, Power It Perfect, Inc. loaned the Company $94,250 for working capital purposes in exchange for eight promissory notes that all bear interest at five percent per annum. All the notes are non-collateralized and due on demand. Repayments are being made as the Company has available cash after funding operations. The balance of the notes payable was $267,173 at May 31, 2017 and $340,195 at August 31, 2016. Accrued interest on the notes, which is included in accrued expenses, totaled $37 at May 31, 2017 and $2,288 at August 31, 2016. There are no conversion provisions associated with the notes.

NOTE 8 – SUBSIDIARY OPERATIONS

Poverty Dignified, Inc. owns 100% of My Power Solutions, Inc., which holds and manages the Company’s franchise operations in Africa. The following represents summarized financial information of My Power Solutions, Inc.:

	Three Months Ended		Nine months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenue	$6,994	$-	$29,287	$-
Net loss	$(130,146)	$-	$(285,186)	$-

	As of	As of
	May 31, 2017	August 31, 2016
Total assets	$127,090	$131,427
Total liabilities	$658,741	$352,668

Total liabilities of My Power Solutions, Inc. includes amounts due to Poverty Dignified, Inc. of $443,699 at May 31, 2017 and $112,260 at August 31, 2016 that were eliminated in consolidation.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 13, 2017, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure.

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

Background Overview

Poverty Dignified, Inc. is incorporated in the State of Nevada in September 2013. We were formed to operate as a micro-franchise business incubation company servicing the energy needs of poor households in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our charging station for our wholly owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. From inception through May 31, 2017, we have sold three franchises. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $132,869 and associated franchise expenses of $160,234, including $13,482 of revenue and $55,847 of expenses for the nine months ended May 31, 2017. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $206,999 at May 31, 2017. Additionally, during the nine months ended May 31, 2017, the Company recognized product revenue and associated cost of product revenue of $15,840 and $12,956, respectively.

Since our inception on September 27, 2013 to May 31, 2017, we have only generated $148,709 in revenues and have incurred an accumulated deficit of $9,325,394, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. For the nine months ended May 31, 2017, we incurred expenses of $1,110,044 and recorded a net loss of $1,080,722.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2017, the Company had cash of $11,768, a working capital deficit of $1,088,943 and a stockholders’ deficit of $1,138,019. The Company has incurred net losses from start-up costs and minimal operations since inception to May 31, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only sold three units, only one for which revenue has been recognized, and has not been effective in reducing operational expenses. As a result, as of May 31, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to sell additional franchises or raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments until the franchise sales are finalized and will continue to borrow funds from affiliates as needed. Additionally, funds to equip franchise units are not expended until franchise agreements are executed and payment is received from the franchisee. From inception through May 31, 2017, we have sold three franchises. The Company has completed the services required to recognize revenue on one of the franchise units. As such, the Company has recognized franchise revenue of $132,869 and associated franchise expenses of $160,234 from inception through May 31, 2017. For certain portions of the three franchise units for which the Company has not completed the services required to recognize the associated revenue, the Company has deferred revenue of $206,999 at May 31, 2017.

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

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the nine months ended May 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through May 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. Once the Private Placement Memorandum in closed, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering.

During the quarter ended May 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

Additionally, the Company has borrowed funds from a related party for working capital purposes and $267,173 remains outstanding under notes payable to this related party at May 31, 2017.

Results of Operations

For the three and nine months ended May 31, 2017

We recognized franchise revenue of $7,029 and $13,482, respectively, for the three and nine months ended May 31, 2017. The associated franchise expenses were $20,944 and $55,847, respectively. Franchise expenses exceed franchise revenue on the Company’s first operational franchise due to the Company bearing unforeseen, additional set-up costs, which are not expected to recur in future franchises.

During the nine months ended May 31, 2017, we recognized $15,840 of revenue and $12,956 of cost of revenue associated with product sale and installation of equipment for digital classroom purposes within a school in our initial franchise market, but not included in our initial franchise unit. Except for our currently operational franchise and the two units sold but not yet operational, we expect all future revenues associated with digital classrooms, whether within a school or a franchise unit, to be included within the scope of our franchise revenue structure.

Our expenses for the nine months ended May 31, 2017 were related to franchise expenses of $55,847, cost of product revenue of $12,956, research and development of $558, professional fees of $134,647, and general and administrative costs of $880,526. General and administrative costs primarily consisted of payroll expenses of $526,980, $112,500 of non-cash stock-based compensation, $52,163 in advertising and $121,797 of travel related costs. Of the payroll expenses, $226,864 related to amounts accrued for, but not paid to, the Company’s management team.

Additionally, we have incurred interest expense of $16,771 and $25,510, respectively, for the three and nine months ended May 31, 2017, primarily due to interest on our related party and convertible notes payable and amortization of the debt discounts on the convertible notes payable.

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

Our expenses for the nine months ended May 31, 2016 were related to research and development of $14,806, professional fees of $68,473, and general and administrative costs of $533,118. General and administrative costs primarily consisted of non-cash stock-based compensation of $75,000 and payroll expenses of $413,831. $386,951 of the payroll expenses related to amounts accrued for, but not yet paid to, the Company’s management team.

Liquidity and Capital Resources

The Company had $20,557 in cash and a balance of $124,463 in prepaid expenses at August 31, 2016. As of May 31, 2017 the Company had a cash balance of $11,768, accounts receivable of $3,507 and $136,081 of prepaid expenses. Additional cash will be necessary to continue the development of our business plan, roll out of the sales of our franchises in My Power Solutions, Inc., travel expenses for our management to Africa to deploy our business plan, research and development, and relationship development with potential franchisees.

We continue to explore market opportunities in South Africa. From inception to May 31, 2017, we have incurred an accumulated deficit of $9,325,394, of which $6,043,500 was non-cash compensation. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. Through May 31, 2017, we have sold three franchises. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $132,869 and associated franchise expenses of $160,234, included $13,482 of revenues and $55,847 of expenses for the nine months ended May 31, 2017. For the remaining two franchise units for which the Company has not completed the services required to recognize revenue, the Company has deferred revenue of $206,999 at May 31, 2017. Additionally, during the nine months ended May 31, 2017, we recognized $15,840 of revenue and $12,956 of cost of revenue associated with product sale and installation of equipment for digital classroom purposes within a school in our initial franchise market, but not included in our initial franchise unit. Except for our currently operational franchise and the two units sold but not yet operational, we expect all future revenues associated with digital classrooms, whether within a school or a franchise unit, to be included within the scope of our franchise revenue structure.

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

As of May 31, 2017, we had cash of $11,768 and have had a net decrease in cash of $8,789 during the nine months ended May 31, 2017. We will need to find additional sources of capital to continue. We believe in the near future we will generate significant revenues from the deployment of franchises. We are substantially complete with our research and development activities as it relates to My Power Solutions, Inc. and our franchise operations in Africa. We do not expect to incur any additional significant research and development expenses at this time with respect to the aforementioned My Power Solutions, Inc. business concept. We have begun to generate revenues under the My Power Solutions, Inc. business concept and believe we will be generating more revenues for the remainder of fiscal year 2017, but there can be no guarantee of our doing so.

On June 7, 2017, Poverty Dignified, Inc. signed a Memorandum of Agreement with the South African Department of Basic Education to deliver 100 franchise units to be placed next to 100 pre-selected schools throughout five provinces in South Africa, which means we are now officially recognized as a collaborating partner by the Department of Basic Education and Provincial Departments of Education. Inside South Africa, and the continent of Africa, there is an immediate need for the basic electrification of rural townships, and the delivery of digital education. These basic needs represent an enormous social impact opportunity for Poverty Dignified to roll out its sustainable franchise business model. Poverty Dignified, through its wholly owned subsidiary, My Power Solutions, has developed a sustainable franchise model that is proving to meet the basic needs of rural communities in South Africa, while at the same time creating a pathway out of poverty by delivering infrastructure for electricity, education, connectivity and retail services. While keeping the focus on community impact and changing lives, My Power Solutions is planning to work alongside the Department of Basic Education to deploy a delivery system in which the DBE Cloud Platform will have a portal to deliver its National Education Curriculum to rural schools and communities. My Power Solutions is currently securing funding to roll out the first of 100 franchise units to be placed next to 100 pre-selected schools throughout five provinces in South Africa as part of the Government’s National Educational Program to deliver infrastructure for basic electricity, digital education and connectivity throughout rural townships. My Power Solutions believes it will play a pivotal role in rural transformation by providing digital education, electricity, connectivity and retail services throughout the continent of Africa. Each My Power Solution franchise unit delivers life changing products and services to a minimum of 1,000 homes.

We do not currently have enough cash on hand to fully deploy our current business plan or fund the delivery of the franchise units noted under the aforementioned Memorandum of Agreement. However, we have a history of raising capital and have the ability to continue to raise capital through the issuance of stock. In our private placement memorandum dated January 2014 and closed November 2014, we raised $1,182,180 for operations, research and development, and marketing of franchise opportunities. Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the nine months ended May 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through May 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. Once the Private Placement Memorandum in closed, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market. We cannot provide any assurance or guarantee that we will be able to raise the full amount or any additional funds under this offering. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

The Company is currently involved in negotiations within a Public Private Partnership through the South African National Treasury to bring micro-grid electricity to rural communities throughout South Africa. Should this discussion lead to official signed agreements, My Power Solutions, Inc., a wholly owned subsidiary of Poverty Dignified, Inc., would benefit from funding arrangements to begin a five year, 230 location build out in rural communities across South Africa. Should this materialize, Poverty Dignified, Inc., through its wholly owned subsidiary, My Power Solutions, Inc., would have sufficient capital resources to accomplish its business plan. We cannot provide any assurance or guarantee that we will be able to close on these negotiations.

Equity Distribution to Management

Since incorporation, the Company has raised capital through private sales of its common stock. As of May 31, 2017, of our 8,473,150 outstanding shares of common stock, 6,081,000 shares were issued to various stockholders in exchange for services. Relative to those shares, since inception, the Company has recognized total expense of $6,043,500. During the nine months ended May 31, 2017, the Company issued 150,000 shares for stock-based compensation totaling $112,500.

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

We have a third party consultant to help us with our public reporting and disclosures. However, as of July 13, 2017, we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

If we are able to raise additional capital, we anticipate having sufficient funds to at least partially, if not fully, implement our plans during fiscal year 2018.

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

Poverty Dignified, Inc.

Dated: July 13, 2017	By:	/s/ John K. Lowther
John K. Lowther
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ George C. Critz, III
George C. Critz, III
Vice-President and Chief Financial Officer
(Principal Financial Officer)

