Form 10-K
period 2017-08-31
Poverty Dignified, Inc.
filed 2017-12-13
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-55558

POVERTY DIGNIFIED, INC.

Nevada	46-3754609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

330 Grapevine Highway

Hurst, Texas 76054

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 13, 2017 there were 8,653,802 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I

Item 1. Business

Introduction

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Hurst, Texas. The Company has established itself as a renewable energy company, incubating franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc.’s franchise operations in Africa. These entities are collectively referred herein to as Poverty Dignified, or the Company.

The report of our independent registered public accounting firm on our consolidated financial statements for the years ended August 31, 2017 and 2016 contains an explanatory paragraph regarding our ability to continue as a going concern. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Our net loss for the year ended August 31, 2017 was $1,540,175 and the deficit accumulated by us amounts to $9,784,847 from the period of inception through August 31, 2017. This raises substantial uncertainty with regards to our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and by securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

Our Corporate History and Background

We were incorporated in the state of Nevada on September 27, 2013 and commenced our planned principal operations shortly thereafter. The Company selected August 31 as its fiscal year end. To date, we have invested in developing our business plan, building strategic relationships at the local, regional and national levels of Government and in a variety of potential marketplaces, developing our microgrid technology for rollout through our wholly-owned subsidiary, My Power Solutions, Inc. On March 30, 2015, we sold our first franchise unit. On June 18, 2015, our filing under Form S-1 was declared “effective”. On April 27, 2016, we received clearance for our ticker symbol PVDG.

Our Industry and Concept

Poverty Dignified, Inc. is a renewable energy company, incubating microgrid solar technologies to service the energy needs of poor households in rural and peri-urban areas across the globe. These needs have presented many opportunities for innovative technologies that support the franchise business environment as a means to solve essential problems and enhance the quality of life for millions of people. In addition to incubating microgrid solar energy infrastructures, the Company has also incubated both digital education and connectivity infrastructures for rural and peri-urban areas across the globe. To this, end, Poverty Dignified’s wholly-owned subsidiary, My Power Solutions, Inc., intends to provide electrification, education and connectivity services. Poverty Dignified plans to become the largest rural electrification company in Africa by positioning itself at the heart of poverty stricken, bottom of the pyramid areas, where its technology was designed to provide the solutions necessary to empower the individual, community and local economy.

Our Business Incubation Model

Business incubation is a business support process that accelerates the successful deployment and development of SME’s (small-to-medium size enterprises), by providing an array of targeted resources and services. These services are strategically designed by management and offer a business incubation environment and a network of contacts that we call an “ecosystem”. The main goal of our business incubation model is to produce successful small-to-medium size enterprises that will leave a lasting footprint of sustainability. These incubated small-to-medium size enterprises have the potential to create jobs, revitalize neighborhoods, commercialize new technologies, and strengthen local and national economies.

Our hope is that our business incubation process serves to nurture the development of small-to-medium size enterprise, helping them to survive and grow under our care over a 25 year life cycle, and then be turned over to the local municipality to serve the community indefinitely. Our incubation program is designed to provide local franchise operators with business support services and resources tailored to start-up small-to-medium size enterprises. The general goals of our incubation model are to create jobs in a community, enhance the local entrepreneurial climate, retain sustainable businesses in a community that they know and understand, and to assist in building or accelerating growth and diversification in local economies.

Critical to the definition of an incubator is the provision of management guidance, technical assistance and consulting tailored to small-to-medium size enterprises. We provide access to technology support services, accounting, and assistance in accessing the “ecosystem” necessary for continued growth. Poverty Dignified, Inc. is at the forefront of developing new and innovative technologies – creating products and services that improve the quality of lives in poor communities around the world.

Two core principles that we feel characterize effective business incubation – 1) We aspire to have a positive impact on a community’s economic health by maximizing the success of the small-to-medium size enterprise with which we choose to work, and 2) Our focus on building, into each project, a dynamic model of sustainability, with solid profitability. We believe that if done right, you can change lives and make a profit at the same time.

Our incubation program can be distinguished by our commitment to incorporate industry best practices with a commitment to the following:

•	Continually focusing on the two core principles of business incubation.
•	Having a clearly defined mission that defines the small-to-medium size enterprises role in the community, and developing a strategic plan containing quantifiable objectives to achieve sustainability.
•	Structuring solid financial sustainability by developing and implementing a realistic business plan that is embraced by an effective and realistic capitalization plan.
•	Recruiting and building a solid management team capable of achieving the company’s mission and having the ability to ensure growth.
•

Leadership and accountability that is committed to the company’s mission and to maximizing local management’s role in continually developing successful implementation strategies and setting and reaching both long and short-term goals.

•	Prioritizing management’s time to place the greatest emphasis on serving the community, including proactive advising and guidance that results in company success and wealth creation.
•

Developing resources, methods and tools that contribute to the effective delivery of value added assistance to the small-to-medium size enterprise in a way that addresses the need for continual education and developmental.

•	Possessing a passionate desire to integrate the company’s activities into the fabric of the community and its broader economic development goals and strategies.
•	Developing stakeholder support, including consistent communication through mediums such as print, video, internet, etc.
•

Maintaining a management information system that collects relevant analytics and other necessary data for ongoing evaluation, thus improving effectiveness and allowing the needs of the company to organically evolve.

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

Our best practices for successful business incubation programs include:

•

Management of the program – 1) feasibility study before starting a small-to-medium size enterprise, 2) develop a consensus-driven mission statement, 3) collect outcome data, 4) provide networking opportunities between operations, 5) establish effective tools to deliver support services, 6) build networks with area business service providers, and 7) market small-to-medium size enterprises beyond the entrepreneurial community, i.e., embed the program into the fabric of the host community. We consider this true commercialization.

•

Key entrepreneurial support services – 1) business plan writing and business basics, 2) legal assistance, including but not limited to general legal services, intellectual property protection, incorporation or other legal business structure, and import and export requirements, 3) access to capital, 4) access to broadband high-speed Internet, 5) mentoring with area business service providers, 6) close ties with higher education institutions where possible, 7) accounting and financial management services, 8) networking with other entrepreneurs, particularly other clients, 9) networking with area business community, 10) assistance in developing presentation skills, and 11) assistance with developing business etiquette.

•	Additional key services – 1) technology commercialization assistance, 2) access to specialized equipment and 3) intellectual property counsel.

For a small-to-medium size enterprise on his or her own, developing a business, no less a franchise, is difficult, time consuming, and daunting. This creates the perfect opportunity for PD. We define “franchise” as a replicable business model or process offered through a license partnership or other agreement. PD has worked hard to develop its sustainable business incubation and franchise model and there are few, if any, true business incubators that specialize in franchise development for small-to-medium size enterprises.

Over and over again, business incubation programs, especially in a rural setting, have proven to be unsustainable as a for-profit venture. The vast majority of successful business incubators are non-profit, but they only create dependency and put a band aid on the problem. While this is a challenge for PD, it is also an opportunity to innovate sustainable small-to-medium size enterprise models for business incubation. This is where focusing on business ideas that can be developed as a franchises model can be the game changer for rural transformation.

PD is not just a for-profit enterprise, it is also a social impact enterprise. Social enterprises are those that use for-profit opportunities to do social good. In this case, PD strives to spur local economic development. PD has chosen a product/service mix that works to achieve its social mandate. Both business incubation and franchising models are seen as tools by governments and development agencies to enhance and catalyze economic development.

PD synergizes the business incubation/franchising models by developing indigenous business ideas into franchises to create wealth in local communities to eliminate poverty. A small-to-medium size enterprise franchise is a small or micro enterprise that can easily be replicated by following proven marketing and operational concepts. Small-to-medium size enterprise franchising differs from traditional franchising in the following ways:

•	Run by low-income micro-entrepreneurs as opposed to middle class or wealthy entrepreneurs

•

Small-to-medium size enterprise franchisees work directly in the business, possibly as sole employees, whereas traditional franchisees might own multiple outlets and not work in the business on a daily basis.

•

Because small-to-medium size enterprises franchising is aimed at providing opportunities for the unemployed or highly underemployed, small-to-medium size enterprises franchises do not generally have a high price to entry and costs might be underwritten by government grants or subsidies.

•

Training offered to small-to-medium size enterprise franchisees covers the business operation and basic business skills, whereas training for traditional franchisees tends to focus only on business specific training.

•

Small-to-medium size enterprise franchises normally focuses on providing products and services that are essential or socially useful and NGOs may distribute their products through these franchisees, whereas the product range for traditional franchises range widely from essentials to luxury goods.

Small-to-medium size enterprise franchise business models can be a better means of improving the livelihoods of low-income people in communities because, as opposed to a typical bottom of the pyramid (“BOP”) business, small-to-medium size enterprise franchisees generally have access to suppliers and markets; lower business risk; a business model that emerged from a defined market need; and receive transfer of business tools, skills, and knowledge. PD’s model for synergizing business incubation and franchise, particularly small-to-medium size enterprise franchise development, involves identifying and incubating potentially profitable, sustainable business ideas and concepts that directly impact the individual, community and local economy.

Market Overview

PD’s market focus is both rural and global, but specific to those regions that are growing the fastest overall and have fast growing middle classes. Therefore, Africa, Asia, India and Latin America will be regions the company will initially focus on.

The initial region for market penetration is Africa. Africa has the fastest growing population and has maintained positive growth rates, exceeding the global and developed nation average, for over 10 years.

Africa also has the fastest growing middle class. It has a young demographic with over 65% of Africa’s population being under the age of 40, with a significant number of this young population being under 21. Africa has hit its youth bulge.

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

The Company believes entrepreneurs in Africa face daunting challenges compared to other regions in the world with a lack of sufficient resources, skill, capital, and support services for them. It is PD’s belief that SME franchising and business incubation are seen as solutions to address these challenges and transform rural communities.

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

As a renewable energy company, incubating franchise business concepts designed to impact the individual, community and local economy, PD aims to cultivate small-to-medium size enterprise franchise models, strategically designed to bring electricity, digital education and connectivity infrastructures to rural communities and turn poverty conditions into opportunities to cultivate prosperity. These SME franchises are also designed to serve the needs of communities, so they address both business and social goals. In Africa, business and social development are key imperatives that are interlinked due to the high poverty rate.

Client Overview

The primary target (direct and indirect) of PD’s incubation model are indigenous Africans in rural communities. First, PD provides the tools, training and resources necessary for rural African entrepreneurs who have a desire to serve the needs of people and communities through business development strategies. Second, a franchise concept is birthed and deployed. Local Africans are then hired and trained as managers/operators, and will have the opportunity to acquire their own franchise business after completing a one- to two-year training, mentoring, and coaching program.

The demographics of these franchise locations are diverse. Opportunities can be from any socioeconomic stratum, can be for male or female, can be for well-educated or those with minimal education. Increasingly, PD also provides secondary opportunities to anyone local who has a unique idea that solves a relevant problem and that can be developed into a sustainable, profitable and replicable business model. In the near future, PD plans to leverage the energy, education, connectivity and retail service infrastructures, that it has developed in South Africa, to broaden its base and geographic reach throughout the continent of Africa.

Model for Incubation

First of all, PD’s business model is for-profit. PD believes that a sustainable business should have the qualities of changing lives and making a profit at the same time. It should also be expected for franchise models to make money while solving social issues in communities. To date, the Company has only one operational franchise.

Second, PD’s model for incubation focuses not only on process and support, but also on the specific physical space that provides basic services to the community. It is more attuned to the second and third waves of business incubation and focuses on accelerating the learning process and providing access to external resources, ecosystem networks, and growth capital. However, PD’s incubation mode is comprehensive enough to addresses the vital infrastructures necessary to insure continued community growth such as, education, electrification, connectivity and retail sales.

Third, PD has raised its own capital for incubated businesses through the public stock markets in the United States. Liquidity and exit strategies in Africa are low compared to other regions and investors want to be able to exit at their convenience. To achieve this, PD is a publicly traded company, in its second year of trading on the OTCQB under the ticker symbol PVDG.

Fourth, PD plans to provide all the support necessary to develop a lasting and sustainable franchise concept, including professional services (e.g. accounting, legal, and marketing), corporate and business process and procedure development, corporate organization and governance, training, coaching, and mentoring, as well as access to capital.

Fifth, PD intends to function as a conglomerate structure in which its incubated business and/or franchise models become a subsidiary of PD. Poverty Dignified’s incubation model falls within two categories: 1) An existing business outside of the Poverty Dignified umbrella, who has not been able to capitalize their idea, concept or technology, and desires to partner with Poverty Dignified through equity consideration in a joint development agreement; 2) An internal business idea, concept or technology, that has been birthed solely from within Poverty Dignified as a wholly-owned subsidiary. When Poverty Dignified enters into an agreement with a business outside of the Poverty Dignified umbrella, it seeks a significant minority shareholder stake (up to 49%) and plans to hold that stake indefinitely. Such business will remain organizationally intact and will not be reorganized under the Poverty Dignified umbrella as a subsidiary. PD is more inclined to remain as a minority shareholder in these joint venture, than to sell its position, but leaves its options open should selling its minority stake be in the best interest of Poverty Dignified, Inc. and its shareholders. Management and affiliates will, and can provide equity or other support to associated businesses but with the best interests of Poverty Dignified, Inc. and its shareholders in mind. When Poverty Dignified’s equity, support or resources are deployed in the process of business, the company will be directly compensated for the resources consumed.

Sixth, PD intends to become a part of the management team that develops and deploys any joint development relationship, not just a group that provides consulting and support. When PD brings in a joint venture opportunity, it considers itself to be part of the business’ internal team not a distant support structure.

Seventh, every incubated business is intended to be shaped for franchising, duplication and scaling purposes from the beginning.

Incubation Process

The incubation process has two key objectives – developing a sustainable business model that will succeed in its market objectives to impact the individual, community and local economy, as well as, reducing risk and increasing value in the enterprise for stakeholders. PD’s incubation process starts with the intent to solve indigenous problems and ends when the franchise concept is rolled out after a pilot period. We expect this process to typically take two to three years.

The incubation process starts with refining the concept so that it can be tested. Some call this pre-feasibility. The goal is to build as much into the business model before additional resources are allocated for franchise development. The goal is to model a sustainable business venture with minimum cost.

The next step is the proof-of-concept, which seeks to implement the proposed business model on a small, but significant scale. This allows PD to test, evaluate, and refine the various components of the business model under realistic, but manageable conditions. The proof-of-concept phase could be anywhere from six months to two years, however, PD will begin the final development process during this period and do iterative improvements as feedback is received from the proof-of-concept location.

If the proof-of-concept proves successful, the venture then goes through the final development process of refining the business model and building all the necessary components to operate the business at the corporate and franchise level. The proof-of-concept location remains in operation during this time so that PD and can continue to test aspects of the business and receive feedback. During this period, discussions begin with stakeholders and local partners to get initial feedback and insight about how to deploy in the local market, as well as, establishing solid involvement from the local municipality, regional and national levels of government.

Once the venture has been deemed a valid “franchise,” PD begins the process of planning the in-country set-up, pilot, and full rollout. External suppliers and partners are engaged at this stage of the incubation process, and a ecosystem is born. This stage is expected to last three to six months and begins at least six months prior to the launch date of the franchise concept.

The franchise pilot is expected to last from six months to a year or more, but after the first three months, there may be the roll out of additional locations. Typically, the new franchise concept will launch with corporate-owned branches/locations rather than franchisees, so that PD can retain control, while issues that may arise because of the “newness” of the franchise concept can be addressed more efficiently. As the model matures, branches will be converted to franchise locations with local ownership and new franchises will be made available to interested parties.

Our first incubated franchise model – My Power Solutions, Inc.

Poverty Dignified has worked hard to develop its sustainable franchise model, My Power Solutions, Inc. (“MPS”) was originally organized in the State of Nevada in 2014, and is wholly-owned by Poverty Dignified, and is the first renewable energy franchise concept incubated by the Company. We chose the franchise business model, because by very definition it conveys a system of how to run a business that can be replicated and offered through a license partnership or other agreement, which we believe is a key to long term, successful growth. We also knew that there would be different phases of franchise development, but first wanted to establish our first franchise model as an individually owned business opportunity for those interested in impacting the individual, community and local economies in rural areas across the globe. From there we plan to enter into an expanded phase of franchise development.

On March 30, 2015, the Company sold its first franchise compliance with its Franchise and Trademark Agreement, and discussed below. As of the date of this filing, one My Power Solutions franchise unit is operational.

According to the Franchise and Trademark Agreement, once a franchisee has been approved, and the purchase complete with a signed Franchise and Trademark Agreement and payment of the franchise fee has been made, the site selection process begins. From this point forward, the company has a legal responsibility to assist with this process. As stated in Article 2, Section 2.2 Selection of Location for New Business: “If this Agreement is for a new Business, you agree to propose a location for your Business in the Territory within 90 days after the Agreement Date. Your proposed location must conform to our site selection guidelines and requirements and is subject to our approval.” Currently our first franchisee has completed the site location process and is operational. The very act of approving a new franchisee places a legal responsibility on the company to fulfill all its responsibilities as a franchisor under the Franchise Disclosure Document, and sets in operation events such as the training program. Once the site location has been approved, training begins as stated in Article 5, Section 5.1 Training Programs: “If you (or, if applicable, your Operating Partner) have not previously attended, and successfully completed our initial training program, then prior to opening or operating your Business, you (or your Operating Partner) must attend and successfully complete an initial training program on the operation of a My Power Solutions Business.” Once training is complete, the franchise unit is setup and equipped according to Article 7, Operating Standards, which includes all products and equipment being ordered and delivered and involves our procurement team operating in their roles and responsibilities to ensure the franchise business opens successfully. Operations officially commenced to fulfill our legal Franchisor responsibilities on March 30, 2015 with the sale of our first franchise. This franchise is now operational.

When Poverty Dignified started in the Kibera Slums of Kenya, it started with a pilot program to prove the concept and test the model. From the success of the pilot program in the Kibera Slums, Poverty Dignified then designed and built, through its Research and Development, the full franchise business model and the prototype of the renewable energy model, My Power Solutions, that was then sent to Africa to scale and is in commercial operation. The My Power Solutions franchise model is a distinct business concept that brings the infrastructure for electricity, connectivity, digital education and retail services to developing regions of the world through the use of microgrid solar technology. At the present time, we determined that the most immediate viable markets for this service are the regions in Africa where approximately 600 million people are without conventional electricity facilities. Each My Power Solutions franchise is setup on school property through the invitation of both the local municipality and the Department of Basic Education and consists of electricity for 1,000 homes, three digital eLearning classrooms with charging trolleys, digital whiteboards and 7 inch tablets and internet and wi-fi service for 1,000 homes and the school. Each unit is located in a designated territory that is granted to a franchisee or investor. The unit has the capacity to service the school and community up to 1,000 customers. Each customer of a My Power Solutions franchise or unit buys monthly pre-paid electricity, internet/wi-fi and data packages, as well as, pocket-size portable batteries, LED diode lights, mp3 players, 7 inch tablets, DC powered stoves, refrigerators, and TV’s through its retail services. There may be other services offered to the customer at the My Power Solutions unit.

In this first phase of our operations, we’ve offered qualified persons the right to own and operate a My Power Solutions franchise at an agreed upon location under our standard form Franchise and Trademark Agreement. Prospective franchisees for a My Power Solutions location must sign our standard form franchise application before signing the franchise agreement.

The second phase of expanded franchise capacity will encompass corporate-owned franchise units, joint development agreements or special purpose vehicles, and would involve fractional ownership by various parties of many different franchise units. These types of franchise development could also culminate in Public Private Partnerships with government entities to provide solutions to rural communities for electrification, digital education and connectivity. Under a Public Private Partnership with a branch of government, My Power Solutions would own a percentage of a special purpose vehicle organized to facilitate the rollout of many My Power Solutions franchise units over a specific period time, each having a twenty-five year life cycle, after which complete ownership of the franchise unit would be turned over to government.

We have developed and intend to make available to franchisees comprehensive business methods and systems for developing and operating a My Power Solutions unit, including technical information and expertise relating to authorized products and services, site selection criteria, sales, marketing and advertising programs and management information, services and techniques.

This particular business is unique in that a franchisee can only operate a My Power Solutions in a pre-selected developing region of the world that does not yet have access to conventional grid power sources. At the current time, the only countries that we intend to offer My Power Solutions are the countries located on the continent of Africa, specifically South Africa. There are no My Power Solutions that will be offered to operate in North America at this time. Franchisee competitors will be electrical companies that offer conventional power to a customer’s home, other microgrid solar providers and retailers that offer generators or other mobile power sources. We are not aware of any other franchise model or businesses that offer the same unit model that is the focus of our franchise system. PD and MPS do not have any affiliates that offer franchises in any other lines of business or provide products or services to franchisees.

Certain aspects of this offering may be regulated by the laws of the different countries where the My Power Solutions franchise units are to be located. From time to time we may enter into Area Development Agreements of the type contained in our draft franchisee application. Under this type of agreement, we will grant an exclusive right to a franchisee to develop a specific geographic area to place and operate multiple My Power Solutions units in exchange for the payment by the franchisee of an area development fee in addition to the initial franchise fee and continuing royalties and advertising contributions. We have not yet granted any Area Development Agreements to any person or legal entity.

The Purpose of My Power Solutions

Africa has a big problem with energy access. Of the close to 1.14 billion people on the continent, less than 50% have access to electricity, especially in rural communities. Without it, people have to limit their activities in terms of quality and time. This affects education, productivity, cell phone usage, etc.

My Power Solutions intends to provide electricity, lighting, cell phone recharging, digital education, internet and wi-fi connectivity and retail services in one community location. Customers can purchase monthly pre-paid electricity, internet/wi-fi and data packages, as well as, pocket-size portable batteries, LED diode lights, mp3 players, 7 inch tablets, DC powered stoves, refrigerators, and TV’s through its retail services. The solution is designed to be sustainable, affordable, portable, durable, simple to use, and convenient. Its target market is areas without electricity, particularly rural communities. This solution reduces the need for paraffin or candles, as well as reducing the need for kerosene, minimizing exposure to unhealthy and unsafe practices.

We intend to place My Power Solutions franchise units in high-traffic locations in communities within walking distance of its customers, so it is convenient for them to get customer support on a daily basis. This removes the loss of time, money, convenience, and productivity in having to go to a location that requires transport to access. Because of its portability, we believe a new unit can be deployed quickly to areas without electricity.

We intend for each franchise unit to employ indigenous people from within each community, providing jobs for twelve people. Our model calls for consistent training and coaching through our learnership program. We intend to provide management with entrepreneurial training, coaching and mentoring and the opportunity to transition into owning their own franchise unit. We also intend to allocate 10% of the gross revenues from each unit to re-investment initiatives with in the local community. We have one operational franchise unit. We do not expect to generate any significant revenues until the second to third quarters of fiscal 2018, of which there is no guarantee.

We intend for the primary revenue generation for a My Power Solutions franchise to come from selling monthly pre-paid electricity, internet/wi-fi and data packages, as well as, pocket-size portable batteries, LED diode lights, mp3 players, 7 inch tablets, DC powered stoves, refrigerators, and TV’s through its retail services.

Africhise, Inc., a Delaware Corporation, was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc’s franchise operations in Africa. Africhise, Inc. is planning to succeed as a service oriented company, having the ability to grow by consistently improving and continuously enhancing its services to franchisees. By taking advantage of a use of franchising as a business strategy, Africhise, Inc. will have a distinct competitive edge in the African marketplace. Africhise, Inc. hopes to develop the capacity on the ground in Africa to provide guidance for successful franchise rollouts. Africhise, Inc. plans to provide management and maintenance services to franchise owners and operational oversight in Africa.

The Market Environment

We have successfully completed our pilot program and are now operational in South Africa.

Over 500 million people in sub-Saharan Africa lack access to electricity, according to the World Bank. In South Africa, the majority of un-electrified settlements will not receive grid power for the next 20 years. Furthermore, this lack of access to electricity has forced people to use fuels such as paraffin for heating and cooking, which has led to a prevalence of fires in such areas in South Africa and cause severe injury, death and destruction of sole possessions.

In South Africa, the problem is at a management level, where traditionally there has been a lack of co-ordination, clearly defined strategies, resources and multiple approaches. Most of the projects have been executed by the largest power company in South Africa, as the main power provider. As a result, the development of local companies and skilled labor has not been sufficiently promoted, leading to a strong dependence on a monopoly that controls the knowledge, skills, materials and replacement parts.

Moreover, services offered under this system do not often match the needs and payment capacity of all end users. Direct consequences of this are the limited lifetime and impact of projects developed under this system. Inadequate maintenance procedures combined with a lack of sufficient financing, have proved to be the main barriers to the success of electrification projects.

The diversity of the South African market has meant that non-sustainable product placement has resulted in a lack of long-term responsibility, and thus, rural communities have become the dumping ground for products that don’t work. To overcome this problem, My Power Solutions provides the solution.

A privately owned renewable energy businesses, such as My Power Solutions, is necessary to help provide energy services to these rural areas. We believe that the electrification of rural areas is now possible on a large scale for the first time on a cost-effective basis. Our Solar Systems toolkits, have been prepared especially for the South African market, and allow an entrepreneur to assess the market of an un-electrified area, for the introduction of a renewable energy business. These businesses will provide income generation and energy services to un-electrified communities, something which no one else has been able to supply.

Expected Milestones

In addition to the continued operation of our one franchise unit under the first phase of our franchise development, the following are our expected milestones under the second phase of our expanded franchise capacity for the next 12 months:

•	We plan to power 10,000 homes in Mkhondo, a district of Mpumalanga

•	We plan to power 10,000 homes in The City of Tshwane, which is in the northern Gauteng Province of South Africa

•	We plan to power 12,000 homes in the capitol city of Pretoria, South Africa.

•	We plan to complete a Public Private Partnership [PPP] with the Development Bank of South Africa, and begin the rollout of 240 franchise units over a thirty-six month period.

We developed these milestones and the expected timeframes utilizing various factors. These factors include internal projections developed by our Director of Operations in Africa, based on the status of the organizing activities in Africa, execution of our proposed Public Private Partnership [PPP] with the Development Bank of South Africa, continued relationships with local municipalities in South Africa, combined with our knowledge that we have seen interest and received invitations to present our Franchise opportunity to organizations in the US who have verbally represented to us they are interested in ownership opportunities.

Additionally, we are in final discussions with the Development Bank of South Africa to work within a consortium to electrify rural communities throughout all nine provinces in South Africa. If those discussions lead to a Public Private Partnership [PPP], we estimate that 240 additional franchise units could be added in these nine provinces over the next 36 months.

The projected milestones above are influenced by numerous factors that are both uncertain and also subject to revision as more information becomes available. Due to the uncertainty of the factors involved, the timelines and the actual sales of franchise units may be subject to unforeseen delays or may not occur at all.

Competition

Our business model is one that has been primarily attempted by non-profit organizations. We believe we will have a competitive advantage by presenting a solution to the traditional non-profit model by rolling out our for-profit, sustainable My Power Solutions franchise model. To date, we have been unable to identify direct, for-profit, competitors in our space, as they are ill equipped to survive the harsh economic conditions found in Rural Africa.

Because we are a for-profit enterprise, we receive more favor and better treatment from rural municipalities as our for-profit model stimulates economic growth, creates jobs, accelerates education and solves the electrification problem, and empower the individual and community, while non-profit organizations just create more dependency and continue to put a band aid on the problem. Therefore, we find it easier to enter into countries or local marketplaces.

Intellectual Property & Proprietary Rights

“My Power Solutions” is a United States registered trademark (Registration No. 5059930). It is registered to our wholly own subsidiary “My Power Solutions, Inc.”

We are preparing to file patent applications related to proprietary technical aspects of Poverty Dignified’s multi-functional containers (e.g., distributing power in a portable container).

We claim copyright protection for our Operations Manual and for most publications we issue, although we have not registered anything with the United States Copyright Office. We also consider certain information relating to the development and operation of our My Power Solutions units as our proprietary information (“Confidential Information”). This Confidential Information includes: (1) technical information and expertise relating to Authorized Products and Services and the equipment used with them; (2) site selection criteria for our franchisees; (3) sales, marketing and advertising programs and techniques for our franchise units; (4) knowledge of operating results and financial performance of our franchise units; (5) comprehensive methods of operating the business, including pricing information; and (6) computer software programs.

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

Some states have comprehensive franchise regulations. The franchise laws in these states usually require the franchisor to register with the state government. While the FTC rule states that a FDD must be given to the franchisee, many states with comprehensive franchise laws will have further rules on what must be provided to a potential franchisee. Various states may also require the franchisor to file the necessary documents with the state. States with comprehensive franchise laws will also generally review the franchisor’s financial information as well as any documents it plans to give to a potential franchisee.

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

Employees

As of December 13, 2017, we have 5 full time employees. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing and online employees based on the projected size of the market and the compensation necessary to retain development employees.

Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us, or, to our knowledge, are any such proceedings contemplated.

Corporate Information

Our principal office is located at 330 Grapevine Highway, Hurst, Texas, 76054. Our telephone number is (719) 761-1869.

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

The report of our independent auditors on our consolidated financial statements for the years ended August 31, 2017 and 2016 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. We cannot provide any assurance or guarantee that we will be able to raise funds at all or on terms acceptable to us or to generate operational cash flows that are necessary for us to continue as a going concern.

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

We began operations in September 2013. Through December __, 2017, we have one operational franchise. Consequently, our historical results of operations may not provide an accurate indication of our future operations or prospects. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to implement and execute our business plan.

We depend on the market acceptance of our products and services, and significant slowdown in demand for those products would reduce our revenues and our profits.

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

We may develop new opportunities which may not gain market acceptance, and our significant costs in researching and developing new products and services may not result in sufficient revenue to offset those costs or to produce profits.

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

Our future growth plans depend in large part on our ability to identify, attract and retain qualified persons or partnerships and to manage our proposed franchise business model.

We expect to grow our business through our My Power Solutions concept. As a result, our future growth will depend on our ability to attract and retain qualified persons or partnerships, the ability to execute our concept and capitalize upon our brand recognition and marketing, and the ability to timely develop their business. We may not be able to recruit persons or develop partnerships that have the business abilities or financial resources necessary to open units on schedule, or at all, or who will conduct operations in a manner consistent with our concept and standards. Also, we may not be able to operate units in a profitable manner.

In addition, FTC rules require us to furnish prospective franchisees or partners with an FDD containing prescribed information before entering into a binding agreement or accepting any payment for the franchise. Sixteen states also have state franchise sales or business opportunity laws which require us to add to the federal disclosure document additional state-specific disclosures and to register our offering with a state agency before we may offer our franchises for locations in the state or to state residents. We will have to file and receive approval of our FDD before we can sell franchises. Applicable laws in states provide state examiners with discretion to disapprove registration applications based on a number of factors. There can be no assurance that we will be successful in obtaining registration in all states or be able to continue to comply with these regulations, which could have a material adverse effect on our business and results of operations.

Finally, our future franchise operations will be dependent upon our ability to:

•	develop, maintain and enhance the ”Poverty Dignified” and “My Power Solutions” brands;
•	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;
•	monitor and audit the reports and payments received from franchisees; and
•	comply with applicable franchising laws, rules and regulations.

It will be the responsibility of each franchisee to work with their financial institution to collect all receivables due to them, and their inability to collect such receivables may have an adverse effect on our immediate and long-term liquidity. To date, we have one operational franchise.

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

The viability of our Company-owned and potential franchised operations is, and will continue to be, subject to a number of factors that are not within our control, including:

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

When Poverty Dignified enters into an incubation agreement with a business outside of the Poverty Dignified umbrella of wholly-owned subsidiaries, it will mostly likely seek a significant minority share. Since it would be our intention to remain a minority stakeholder, we would lack control over the operations, resulting in increased risk of loss of our investment in such an incubated business. Therefore, it will be important to conduct lengthy due diligence on any business which intend to incubate. Despite a lengthy and thorough due diligence process, we may neglect to uncover certain facts or risks related to the incubated business.

Government regulations could restrict our ability to grow.

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

Our first franchise is operational. We are initially deploying our business model in the continent of Africa, specifically South Africa. We will be subject to the laws and currency fluctuations in the countries which we operate. Specifically in South Africa, there is an unemployment rate of 27.7% with over 50% of the population living below the poverty line. South Africa is also ranked 64 out of 175 countries for corrupt dealings. The availability of skilled and educated labor is also low. Moreover, we are subject to a variety of United States laws and regulations, changes to which may affect our ability to transact business with certain customers or in certain product categories.

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

Our success relies on consumers purchasing our products and services. Changes in consumer preferences and market conditions may affect our ability to be profitable.

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

We intend to have a high percentage of franchises, and we expect the number of franchises to increase as we continue to implement our growth plans. Our franchised business model, especially those owned by others as individuals or through joint development agreements or special purpose vehicles, presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in ownership, or unwillingness of franchisees to participate in our strategic initiatives.

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

We are currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol PVDG. However, as of the date of this filing, we have very little trade volume. As a result, investors may be unable to liquidate their investment for any reason.

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

We have outstanding convertible notes payable.

The conversion of outstanding convertible notes payable into shares of common stock would dilute the then-existing stockholders’ percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for the common stock.

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

The Company has never been labeled a public shell. If we are ever determined to be a public shell, our shareholders may no longer be allowed to use the exception under Rule 144 of the Securities Act.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Based on our evaluation at August 31, 2017, we concluded that we had “material weaknesses” in our control environment and financial reporting process consisting of the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures and inadequate segregation of duties consistent with control objectives.

To date, while we have a third-party consultant help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures: We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Our directors and executive officers collectively and beneficially own 64.62% of outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our principal office is located at 330 Grapevine Highway, Hurst, Texas, 76054. Our telephone number is (719) 761-1869. We lease this facility on a month-to-month basis. The Company has a 12 month lease for its office in South Africa, which expires on May 31, 2018. We believe these facilities can adequately meet our needs over the next 12 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

We are currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol PVDG. However, as of the date of this filing, we have very little trade volume.

Holders

As of August 31, 2017, there are approximately 85 record holders of our common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Recent Sales of Unregistered Securities

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 unregistered shares to accredited investors at a price of $1.50 per share to raise an additional $3,000,000 of growth capital. As of the date of this filing, the Company has sold 210,500 shares of common stock under this offering, including the sale of 193,700 shares prior to August 31, 2017.

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

Overview

Poverty Dignified, Inc. is incorporated in the State of Nevada in September 2013. We were formed to operate as a renewable energy company, incubating franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. In September 2013, we commenced our planned principal operations. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our wholly-owned subsidiary, My Power Solutions, Inc, and developing our franchise agreement. On March 30, 2015, we sold our first franchise. As of the date of this filing, we have one operational franchise.

Since our inception on September 27, 2013 to August 31, 2017, we have generated revenues of $146,180 and $143,829 of franchise expenses and cost of product revenue from one franchise and have an accumulated loss of $9,784,847, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Since incorporation, the Company has raised capital through private sales of its common stock. As of August 31, 2017, 6,106,000 of our 8,511,850 outstanding shares of common stock were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,081,000. Although we do not value the services at this price, we value the stock at the per share price under the current Private Placement Memorandum or other equity offerings in effect at the time the services are rendered, which we believe represents the fair value of the stock issued.

Going Concern

The report of our independent registered public accounting firm on our consolidated financial statements for the years ended August 31, 2017 and 2016 contains an explanatory paragraph regarding our ability to continue as a going concern. As of August 31, 2017, the Company had cash of $7,146; a working capital deficit of $1,553,415 and a stockholders’ deficit of $1,553,351. The Company has incurred net losses from start-up costs and minimal operations since inception to August 31, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only one operational franchise, and has not been effective in reducing operational expenses. As a result, as of August 31, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and by securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

The Company’s primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $486,373 remains outstanding under notes payable to this related party at August 31, 2017.

Through August 31, 2017, we have one operational franchise. As such, the Company has recognized revenues of $146,180 and associated franchise expenses and cost of product revenue of $143,829 since its inception through August 31, 2017. The Company needs to generate additional revenues or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and will continue to borrow funds from affiliates as needed.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550.

During the second or third quarter of fiscal year 2018, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once “effective” by the SEC, these shares will be made available to the public market.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

Subsequent to August 31, 2017, we have entered into two separate convertible note payable agreements for $55,000 and $48,000, respectively. After the payment of debt issuance costs totaling $15,250, net proceeds to the Company were $87,750.

Under the second phase of its expanded franchise capacity, Poverty Dignified, Inc’s wholly-owned subsidiary, My Power Solutions, Inc., is currently in the final stages of completing its involvement in a Public Private Partnership with the Development Bank of South Africa. Should this Public Private Partnership befully executed, My Power Solutions, Inc. will have the responsibility of placing 240 franchise units in rural communities over the next thirty-six months, beginning in early 2018. It will be working within a consortium, headed by InovaSure, to bring electricity, connectivity and digital education to 240,000 homes. This Public Private Partnership would impact our near-term operational cash flow significantly though upfront development funds, projected to be $150,000 per location, or $36,000,000, over the next thirty-six months. Additionally, MPS would receive ongoing revenues to manage and maintain each of the 240 franchise units over a twenty-five year period.

Poverty Dignified, Inc. is an “Incubation” company. The Company is constantly incubating other business concepts and technologies that will be wholly-owned subsidiaries of Poverty Dignified. These concepts could contribute to the overall profitability of Poverty Dignified, Inc. and allow the necessary funds to be in place to offset any additional costs from the operations of My Power Solutions, Inc.

Results of Operations:

Year Ended August 31, 2017

For the year ended August 31, 2017, there were franchise revenues of $10,857, related primarily to our royalty fees and other items related to franchise operations, and franchise expenses of $19,220, from the costs of certain items provided to launch the first franchise. Franchise expenses exceed franchise revenues due to the Company bearing additional, unforeseen set-up costs on the first franchise.

During the year ended August 31, 2017, we recognized $15,936 of revenue and $20,222 of cost of revenue associated with product sale and installation of equipment for digital classroom purposes within a school in our initial franchise market, but not included in our initial franchise unit.

Our expenses for the year ended August 31, 2017 were related to franchise expenses of $19,220, cost of product revenue of $20,222, research and development of $558, professional fees of $199,016, and general and administrative costs of $1,271,747. General and administrative costs primarily consisted of payroll expenses of $729,146, $150,000 of non-cash stock-based compensation, $155,189 in advertising and $151,467 of travel related costs. Of the payroll expenses, $291,964 related to amounts accrued for, but not paid to, the Company’s management team.

Additionally, we have incurred interest expense of $56,205 for the year ended August 31, 2017, primarily due to interest on our related party and convertible notes payable and amortization of the debt discounts on the convertible notes payable.

Our expenses since inception to August 31, 2017 related mostly to the development of our solar products, development of our solar panels, controller, and container, marketing of our franchise opportunity, and development of our franchise materials. For the above-mentioned developments, we employed the services of multiple outside companies and consultants. We also incurred $6,081,000 in non-cash expenses from the issuance of our common stock in exchange for services.

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

Liquidity and Capital Resources

The Company currently has one operational franchise in South Africa. From inception to August 31, 2017, we have generated revenues of $146,180 and $143,829 of franchise expenses and cost of product revenue from one franchise and have incurred operating expenses totaling $9,782,496, of which $6,081,000 was non-cash compensation. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. The Company needs to generate additional revenues or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and will continue to borrow funds from affiliates as needed.

The Company’s primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $486,373 remains outstanding under notes payable to this related party at August 31, 2017.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017.

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550.

During the second or third quarter of fiscal year 2018, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once “effective” by the SEC, these shares will be made available to the public market. Further, we may be required to raise funds in addition to this offering. We cannot provide any assurance or guarantee that we will be able to conduct other additional rounds of financing at all or on terms acceptable to us.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

As of August 31, 2017, we had cash of $7,146 and have had a net decrease in cash of $13,411 during the year ended August 31, 2017. We believe in the near future we will generate revenues from operations. We are substantially complete with our research and development activities as it relates to My Power Solutions and our operations in Africa. We do not expect to incur any additional research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. However, if we want to develop and expand our business concept, we will need to reinvest all of our earnings into our operations. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

We do not currently have enough cash on hand to deploy our current business plan in 2018. In order to achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and by securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

Subsequent to August 31, 2017, we have entered into two separate convertible note payable agreements for $55,000 and $48,000, respectively. After the payment of debt issuance costs totaling $15,250, net proceeds to the Company were $87,750.

Under the second phase of its expanded franchise capacity, Poverty Dignified, Inc’s wholly-owned subsidiary, My Power Solutions, Inc., is currently in the final stages of completing its involvement in a Public Private Partnership with the Development Bank of South Africa. Should this Public Private Partnership befully executed, My Power Solutions, Inc. will have the responsibility of placing 240 franchise units in rural communities over the next thirty-six months, beginning in early 2018. It will be working within a consortium, headed by InovaSure, to bring electricity, connectivity and digital education to 240,000 homes. This Public Private Partnership would impact our near-term operational cash flow significantly though upfront development funds, projected to be $150,000 per location, or $36,000,000, over the next thirty-six months. Additionally, MPS would receive ongoing revenues to manage and maintain each of the 240 franchise units over a twenty-five year period.

Poverty Dignified, Inc. is an “Incubation” company. The Company is constantly incubating other business concepts and technologies that will be wholly-owned subsidiaries of Poverty Dignified. These concepts could contribute to the overall profitability of Poverty Dignified, Inc. and allow the necessary funds to be in place to offset any additional costs from the operations of My Power Solutions, Inc.

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

Revenue Recognition

The Company recognizes revenue once pervasive evidence that an agreement exists; the product and/or service have been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured

Franchise Revenue

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

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates issued by the Financial Accounting Standards Board and does not expect the future adoption of such pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

As of December 13, 2017, while we have a third party consultant help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2018. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2018. If we are able to raise capital through our planned offering pursuant or generate sufficient revenues through franchise sales, we anticipate having sufficient capital.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Kevin Lowther	50	Chief Executive Officer, Director
George C Critz, III	52	Chief Financial Officer, Director
Lloyd Bustard	57	Director
Ken Napier	71	Director

Kevin Lowther, Director, President and Chief Executive Officer:

Mr. Lowther was appointed as President and Chief Executive Officer of Poverty Dignified, Inc. at its inception in September 2013. At that time he was also appointed as a member of the Board of Directors for the company. He also serves as President of My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. From September 2009 until January 2012 Mr. Lowther served as the Vice President of Two Rivers Water Company in Denver, Colorado.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that during the year ended August 31, 2017, our executive officers, directors and greater-than-ten percent stockholders have complied with the Section 16(a) filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

	Year Ended August 31, 2017			Long Term Compensation
Name and Principal Position	Salary(1)	Bonus	Other Annual Compensation	Stock	Options	Total

Kevin Lowther	$180,000	-	-	$-0-	-0-	$180,000
CEO, Director

George C. Critz, III	$120,000	-0-	-0-	$-0-	-0-	$120,000
CFO, Director

_______________

(1)	These salaries have been accrued to the named executive officers until sufficient cash is generated and available for payment.

Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to Poverty Dignified, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

Poverty Dignified did not grant any stock options to the executive officer during the year ended August 31, 2017. Poverty Dignified has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

We have agreed to the following compensation to our officers and employees. We currently do not have any written employment agreements.

•	George C. Critz, III will receive $120,000 per year for his services related to CFO and director of the Company.

•	Kevin Lowther will receive $180,000 for his services related to CEO and director of the Company.

Stock Based Compensation

Total stock compensation expense since inception related to the initial common stock issued to the founders and others is $6,081,000.

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

2017

Anthony Griffith was granted 10,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $0.75 per share based on the terms of a restricted stock agreement. Stock compensation expense under the restricted stock agreement was $7,500.

David Newman was granted 30,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $0.75 per share based on the terms of a restricted stock agreement. Stock compensation expense under the restricted stock agreement was $22,500.

Lloyd and Pamela Bustard were granted 50,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $0.75 per share based on the terms of a restricted stock agreement. Stock compensation expense under the restricted stock agreement was $37,500.

Michael and Denise Fitzsimmons were granted 10,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $0.75 per share based on the terms of a restricted stock agreement. Stock compensation expense under the restricted stock agreement was $7,500.

Randy and Renee Hollis were granted 50,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $0.75 per share based on the terms of a restricted stock agreement. Stock compensation expense under the restricted stock agreement was $37,500.

Robert and Angela Rowan were granted 25,000 shares at .0001 par value per share. The underlying value of the stock was deemed to be valued at $1.50 per share based on the terms of a restricted stock agreement. Stock compensation expense under the restricted stock agreement was $37,500.

Future Compensation

We currently do not have any future compensation agreements contemplated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 31, 2017 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 8,511,850 shares of common stock outstanding on August 31, 2017.

Name of Beneficial Owner(1)	Number Of Shares	Percent

John Kevin Lowther, CEO	2,000,000	23.50%
John Biggs	1,500,000	17.62%
Enverdia, LLC (2)	1,000,000	11.75%
Lloyd P. Bustard	550,000	6.46%
George C. Critz, III, CFO (2)	450,000	5.29%
All Directors, Officers and Principal Stockholders as a Group	5,500,000	64.62%

_____________

(1)	The address of each shareholder is care of Poverty Dignified, Inc., 330 Grapevine Highway, Hurst, Texas 76054, unless otherwise stated.
(2)	Enverdia, LLC is managed by our CFO George C. Critz, III.

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

See Note 8 – Related Party Transactions in notes to consolidated financial statements.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm during the years ended August 31, 2017 and 2016 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2017	August 31, 2016
Audit fees	$56,261	$30,247
Audited related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Spiegel Accountancy Corp.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2017 or 2016.

TAX FEES. Consists of fees billed for professional services for tax preparation and other tax services. Tax services for 2017 and 2016 will be/were rendered by a firm other than our principal auditor.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no other fees during fiscal 2017 or 2016.

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

Exhibit No.	Description

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poverty Dignified, Inc.

Dated: December 13, 2017	By:	/s/ Kevin Lowther
Kevin Lowther
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ George C. Critz
George C. Critz
Vice-President and Chief Financial Officer (Principal Financial Officer)

POVERTY DIGNIFIED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Poverty Dignified, Inc.

Hurst, Texas

We have audited the accompanying consolidated balance sheets of Poverty Dignified, Inc. and subsidiary (the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended August 31, 2017 and 2016. Poverty Dignified, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poverty Dignified, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended August 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and its total liabilities exceed its total assets. The Company has a net loss from operations of $1,540,175 for the year ended August 31, 2017. As of August 31, 2017, the Company has cash of $7,146, a working capital deficit of $1,553,415, and a stockholders’ deficit of $1,553,351. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spiegel Accountancy Corporation

Pleasant Hill, California

December 13, 2017

POVERTY DIGNIFIED, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2017	August 31, 2016

ASSETS
Current assets
Cash	$7,146	$20,557
Prepaid inventory	-	110,970
Prepaid expenses and other assets	27,219	13,493
Total current assets	34,365	145,020

Property and equipment, net	53,505	275

	$87,870	$145,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$58,845	$80,557
Notes payable - related party	486,373	340,195
Accrued payroll expenses	769,497	477,533
Accrued expenses	26,622	4,607
Deferred revenue	-	210,612
Other liabilities	206,999
Due to officer	6,944	5,497
Convertible note payable, net of discount	32,500	-
Total current liabilities	1,587,780	1,119,001

Long term convertible debenture, net of discount	53,441	-
Total liabilities	1,641,221	1,119,001

Stockholders' equity (deficit)
Preferred stock par value $.0001: 10,000,000 share authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 8,511,850 and 7,328,848 shares issued and outstanding as of August 31, 2017 and August 31, 2016, respectively	851	733
Additional paid in capital	8,272,310	7,274,198
Accumulated deficit	(9,784,847)	(8,244,672)
Accumulated other comprehensive loss	(41,665)	(3,965)
Total stockholders' equity (deficit)	(1,553,351)	(973,706)

	$87,870	$145,295

The accompanying notes are an integral part of these consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	August 31, 2017	August 31, 2016

Franchise revenue	$10,857	$119,387
Product revenue	15,936	-
Total revenue	26,793	119,387

Franchise and operating expenses
Franchise expenses	19,220	104,387
Cost of product revenue	20,222	-
Research and development	558	25,043
Professional fees	199,016	103,201

General and administrative
Payroll	729,146	552,714
Stock-based compensation	150,000	75,000
Advertising	155,189	2,704
Travel	151,467	45,621
Other	85,945	56,771
Total general and administrative	1,271,747	732,810

Total franchise and operating expenses	1,510,763	965,441

Net operating loss	(1,483,970)	(846,054)

Interest expense	(56,205)	(14,150)

Net loss	(1,540,175)	(860,204)

Other comprehensive loss:
Foreign currency translation adjustment	(37,700)	(3,965)

Comprehensive loss	$(1,577,875)	$(864,169)

Net loss per common share
Basic and diluted	$(0.19)	$(0.12)

Weighted average common shares outstanding
Basic and diluted	7,920,349	7,078,701

The accompanying notes are an integral part of these consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of		Paid In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance - August 31, 2015	7,038,180	$704	$7,037,476	$(7,384,468)	$-	$(346,288)

Issuance of common stock	215,668	22	161,729	-	-	161,751

Stock-based compensation	75,000	7	74,993	-	-	75,000

Net loss	-	-	-	(860,204)	-	(860,204)

Other comprehensive loss	-	-	-	-	(3,965)	(3,965)

Balance - August 31, 2016	7,328,848	733	7,274,198	(8,244,672)	(3,965)	(973,706)

Issuance of common stock	978,002	97	770,679	-	-	770,776

Issuance of common stock as consideration
for convertible note payable	30,000	3	26,376	-	-	26,379

Value of beneficial conversion features on
convertible notes payable	-	-	51,075	-	-	51,075

Stock-based compensation	175,000	18	149,982	-	-	150,000

Net loss	-	-	-	(1,540,175)	-	(1,540,175)

Other comprehensive loss	-	-	-	-	(37,700)	(37,700)

Balance - August 31, 2017	8,511,850	$851	$8,272,310	$(9,784,847)	$(41,665)	$(1,553,351)

The accompanying notes are an integral part of these consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	August 31, 2017	August 31, 2016
Cash flows from operating activities
Net loss	$(1,540,175)	$(860,204)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	150,000	75,000
Depreciation	835	535
Amortization of debt discounts	38,320	-
Changes in operating assets and liabilities:
Prepaid inventory	110,970	(33,392)
Prepaid expenses and other assets	(13,726)	(8,703)
Accounts payable	(21,712)	28,757
Accrued payroll expenses	291,964	410,790
Accrued expenses	22,015	(766)
Deferred revenue and other liabilities	(3,613)	105,312
Net cash used in operating activities	(965,122)	(282,371)

Cash flows from investing activities
Purchases of property and equipment	(54,065)	-
Net cash used in investing activities	(54,065)	-

Cash flows from financing activities
Proceeds from notes payable - related party	313,450	208,160
Payments on notes payable - related party	(167,272)	(62,465)
Advances to/from officer, net	1,447	(1,126)
Issuance of common stock	770,776	161,751
Proceeds from convertible note payable	65,000	-
Proceeds from long term convertible debenture	85,000	-
Debt issuance costs	(24,925)	-
Net cash provided by financing activities	1,043,476	306,320

Effect of foreign currency translation	(37,700)	(3,965)

Net (decrease) increase in cash	(13,411)	19,984

Cash, beginning of period	20,557	573

Cash, end of period	$7,146	$20,557

Non-Cash Financing Activities
Original issue discount in connection with long term convertible debenture	$10,000	$-
Debt discount in connection with common stock issued with long term convertible debenture	$26,379	$-
Debt discount in connection with beneficial conversion feature on convertible note payable	$51,075	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$12,838	$14,150

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Consolidated Financial Statements August 31, 2017

NOTE 1 – NATURE OF OPERATIONS

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Hurst, Texas. The Company has established itself as a renewable energy company, incubating franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc.’s franchise operations in Africa. These entities are collectively referred herein to as Poverty Dignified, or the Company.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2017, the Company had cash of $7,146, a working capital deficit of $1,553,415 and a stockholders’ deficit of $1,553,351. The Company has incurred net losses from start-up costs and minimal operations since inception to August 31, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only one operational unit and has not been effective in reducing operating expenses. As a result, as of August 31, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs additional revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments and will continue to borrow funds from affiliates as needed. From the Company’s inception through August 31, 2017, the Company has one operational franchise unit. As such, the Company has recognized franchise revenue of $146,180 and associated franchise expenses and cost of product revenue of $143,829 from inception through August 31, 2017.

The Company’s primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550.During the second or third quarter of fiscal year 2018, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once “effective” by the SEC, these shares will be made available to the public market.

The Company has borrowed funds from a related party for working capital purposes and $486,373 remains outstanding under notes payable to this related party at August 31, 2017.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

Subsequent to August 31, 2017, we have entered into two separate convertible note payable agreements for $55,000 and $48,000, respectively. After the payment of debt issuance costs totaling $15,250, net proceeds to the Company were $87,750.

Under the second phase of its expanded franchise capacity, Poverty Dignified, Inc’s wholly-owned subsidiary, My Power Solutions, Inc., is currently in the final stages of completing its involvement in a Public Private Partnership with the Development Bank of South Africa. Should this Public Private Partnership befully executed, My Power Solutions, Inc. will have the responsibility of placing 240 franchise units in rural communities over the next thirty-six months, beginning in early 2018. It will be working within a consortium, headed by InovaSure, to bring electricity, connectivity and digital education to 240,000 homes. This Public Private Partnership would impact our near-term operational cash flow significantly though upfront development funds, projected to be $150,000 per location, or $36,000,000, over the next thirty-six months. Additionally, MPS would receive ongoing revenues to manage and maintain each of the 240 franchise units over a twenty-five year period.

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

Prepaid Inventory

Prepaid inventory consisted of amounts paid in advance to a supplier for products related to the sale of franchise units that had not been received or for which neither the Company nor the franchisee had taken ownership. Due to a change in product specifications for its franchise units, during the year ended August 31, 2017, the Company expensed its prepaid inventory as an advertising expense.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of August 31, 2017, property and equipment consists of computer equipment and solar equipment for containers with a total cost of $55,673. As of August 31, 2016, property and equipment solely consisted of computers at a cost of $1,608. Accumulated depreciation as of August 31, 2017 and 2016 is $2,168 and $1,333, respectively. Depreciation expense for the years ended August 31, 2017 and 2016 was $835 and $535, respectively.

Accrued Expenses

Accrued expenses are recorded when incurred and primarily consist of accrued interest on notes payable and amounts due for supplies and travel. Accrued payroll consists of salary amounts earned but deferred by the Company’s management team.

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

Area Development Fees – Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. From inception through August 31, 2017, the Company had not executed any area development agreements.

Initial Franchise Fees – The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. From inception through August 31, 2017, the Company had sold three franchise units. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $3,613 and associated franchise expenses of $19,220 for the year ended August 31, 2017. For the year ended August 31, 2016, the Company recognized $119,387 of revenue on one franchise unit.

Management has decided to repurchase the remaining two franchise units and plans to utilize them for corporate-owned franchise purposes. As such, the respective investments made by the franchisees will be refunded. The Company has reclassified the total refund amount of $206,999 from deferred revenue at August 31, 2016 to other liabilities at August 31, 2017.

Continuing Royalty Payments – On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. For the year ended August 31, 2017, the Company recognized franchise revenue of $7,244 from royalties.

Product Revenue

Product revenue represents amounts earned for equipment delivered and set up by the Company for digital classroom purposes within schools in its franchise markets, but not included in the franchises themselves. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For revenue that includes customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. For the year ended August 31, 2017, the Company recognized product revenue of $15,936, and associated cost of product revenue of $20,222.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the years ended August 31, 2017 and 2016 was $155,189 and $2,704, respectively.

Research and Development

Research and development expenditures are charged to expense as incurred.

Fair Value Measurements

The three levels of the fair value hierarchy of inputs the Company uses to measure the fair value of an asset or a liability are as follows. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 3 inputs are inputs that are not observable in the market. The carrying values of short-term financial assets and liabilities on the consolidated balance sheets approximate their fair values at August 31, 2017 and 2016. There were no assets or liabilities measured at fair value on a non-recurring basis at August 31, 2017 and 2016.

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

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of income. No interest or penalties were recognized for the years ended August 31, 2017 or 2016.

Tax years 2014 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at August 31, 2017 or 2016.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There are a total of 8,511,850 and 7,328,848 shares of common stock issued and outstanding at August 31, 2017 and August 31, 2016, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of August 31, 2017, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. As of August 31, 2017, of our 8,511,850 outstanding shares of common stock, 6,106,000 shares were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,081,000. During the year ended August 31, 2017, the Company issued 175,000 shares for stock-based compensation totaling $150,000.

Poverty Dignified, Inc. recently closed a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the year ended August 31, 2017, the Company sold 784,302 shares of common stock under this Private Investment in Public Equity offering for proceeds of $588,226.

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550.

NOTE 5 – COMMITMENTS

The Company maintains a month to month lease on its corporate headquarters location. The Company has a 24 month lease for its office in South Africa. The lease expires on May 31, 2018. As of August 31, 2017, total future minimum lease payments total approximately $8,000.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On April 13, 2017, the Company entered into a Securities Purchase Agreement whereas, Peak One Opportunity Fund, L.P. (the “buyer”) wishes to purchase from the Company securities consisting of the Company’s convertible debentures due and convertible six months from issuance for an aggregate principal amount of $100,000. On April 21, 2017, the Company issued the Debenture amounting to $100,000 of principal and a $10,000 OID. At closing, the Company paid a commitment fee to the buyer of $2,500 and paid the buyer’s legal costs of $2,500, resulting in net proceeds of $85,000. The debenture is convertible at a conversion price of $1.50 up to 180 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 180 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $1.50 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 30,000 shares of common stock to Peak One Investments, LLC (the General Partner of the buyer) upon execution of this agreement. In relation to this transaction, the Company also incurred deferred finance costs totaling $2,500 for legal fees and commitment fees and $8,500 for a due diligence fee. Accordingly, the Company recorded debt discount of $41,379 related to the restricted shares issued, based on the relative fair value allocation of the net proceeds between the face value of debentures and the fair value of the restricted shares and deferred finance costs of $11,000. The debt discount is being amortized (using the straightline method, which approximates the interest method) to interest expense over term of the debenture. The balance of this long term convertible debenture, net of discount, at August 31, 2017 is $53,441.

On April 24, 2017, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the “buyer”) wishes to purchase from the Company a 10% convertible note for a principal amount of $65,000. On April 24, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $65,000 in proceeds. The note matures on January 5, 2018. The note is convertible at a conversion price of the lesser of (i) 50% of lowest trading price during the 25 days prior to the date of the note or (ii) 50% of the lowest trading price during the 25 days prior to the conversion date. At the closing, the Company paid legal and compliance fees of $2,750, a management fee to an affiliate of the buyer of $5,500 and a due diligence fee of $5,675 to the group that introduced the Company to the buyer. Accordingly, the Company recorded a debt discount of $65,000, with $51,075 attributable to the allocation to the beneficial conversion feature and $13,925 related to deferred finance costs. The debt discount is being amortized (using the straight-line method, which approximates the interest method) to interest expense over term of the note. The balance of this convertible note payable, net of discount, at August 31, 2017 is $32,500.

Amortization of the debt discounts recorded as interest expense during the year ended August 31, 2017 totaled $38,320.

NOTE 7 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through August 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	August 31, 2017	August 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$933,112	$517,790
Organization costs	94,116	101,703
Accrued payroll	269,324	190,497
Gross deferred tax asset	1,296,552	809,990
Valuation allowance	(1,296,552)	(809,990)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for years ended August 31, 2017 and 2016 is as follows:

	2017	2016
Income tax computed at the federal statutory rate	$(539,062)	$(301,071)
State income tax, net of federal tax benefit	-	-
Non-deductible stock compensation expense	52,500	26,350
Total	(486,562)	(274,821)
Change in valuation allowance	486,562	274,821
Provision for income taxes	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $486,562 and $274,821 during the years ended August 31, 2017 and 2016, respectively.

As of August 31, 2017, the Company had a federal and state net operating loss carryforward in the amount of $2,666,035. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes. Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of August 31, 2017, the Company has issued 6,106,000 shares of common stock to various stockholders, in exchange for cash and services. Relative to the portion of those shares issued in 2017 and 2016, the Company recognized expense of $150,000 and $75,000 for the years ended August 31, 2017 and 2016, respectively.

During the year ended August 31, 2016, the Company was reimbursed $27,524 by Power It Perfect, Inc., an affiliated company primarily owned by John Kevin Lowther (CEO and Director of the Company) and George C Critz, III (CFO and Director of the Company) for the use of Company employees and various other expenses. These amounts were recorded as an offset to those expenses in the accompanying statements of operations. There were no such reimbursements during the year ended August 31, 2017.

Due to Officer

On March 13, 2015, John Kevin Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at August 31, 2017 and 2016 is $6,944 and $5,497, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $208,160 for working capital purposes in exchange for promissory notes that bear interest at five percent. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes that bear interest at five percent per annum. All the notes are non-collateralized and due on demand, as soon as the Company has a stream of revenue available for repayment. The balance of the notes payable was $486,373 and $340,195 at August 31, 2017 and 2016, respectively. Accrued interest on the notes, which is included in accrued expenses, totaled $4,626 and $2,288 at August 31, 2017 and 2016, respectively. There are no conversion provisions associated with the notes. Interest expense on these notes for the years ended August 31, 2017 and 2016 totaled $14,966 and $14,291, respectively.

NOTE 9 – SUBSIDIARY OPERATIONS

Poverty Dignified, Inc. owns 100% of My Power Solutions, Inc., which holds and manages the Company’s franchise operations in Africa. The following represents summarized financial information of My Power Solutions, Inc.:

	Year Ended
	August 31, 2017	August 31, 2016
Revenue	$26,793	$119,387
Net loss	(504,180)	(93,567)

	August 31, 2017	August 31, 2016
Total assets	$62,301	$131,427
Total liabilities	825,421	352,668

Total liabilities of My Power Solutions, Inc. includes amounts due to Poverty Dignified, Inc. of $601,267 and $112,260 at August 31, 2017 and 2016, respectively, that were eliminated in consolidation.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 13, 2017, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as follows:

On October 24, 2017, Peak One Opportunity Fund, L.P. (“Peak One”) removed the restrictive legend on its 30,000 shares of stock that it received as a commitment fee, and sold those shares into the market. Under the terms of its long-term convertible debentures agreement, Peak One can convert debentures at a 50% discount to market price of the lowest traded share price over the last 20-day trading period. On October 31, 2017, Peak One converted $15,000 of debentures at a share price of $0.65 per share for 23,076 shares that they sold into the market. On November 8, 2017, Peak One converted $15,000 of debentures at a share price of $0.50 per share for 30,000 shares that they sold into the market. On November 14, 2017, Peak One converted $15,000 of debentures at a share price of $0.31 per share for 48,000 shares that they are currently selling into the market. The current gross convertible balance remaining is $55,000.

Under the terms of its convertible note payable agreement, Auctus Fund, LLC (“Auctus”) can convert its note at a 50% discount to market price of the lowest traded share price over the last 25-day trading period. On November 2, 2017, Auctus converted $8,169 of its note payable at a share price of $0.40 per share for 30,000 shares that they are currently selling into the market. The current gross convertible balance remaining is $56,831.

On November 15, 2017, the Company entered into a $55,000 10% convertible note payable agreement with Morningview Financial, LLC. The note matures on November 15, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. After the payment of debt issuance costs totaling $12,250, net proceeds to the Company were $42,750.

On November 15, 2017, the Company entered into a $48,000 12% convertible note payable agreement with Power Up Lending Group Ltd. The note matures on August 20, 2018. The note is convertible at a conversion price of 58% of the lowest trading price during the 20 days prior to the conversion date. After the payment of debt issuance costs totaling $3,000, net proceeds to the Company were $45,000.

