Form 10-Q
period 2017-11-30
Poverty Dignified, Inc.
filed 2018-01-19
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _______________

Comission file number: ____________

Poverty Dignified, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3754609
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

330 Grapevine Highway

Hurst, Texas 76054

Telephone No.: (719) 761-1869

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 19, 2018, there were 8,746,394 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

	November 30, 2017	August 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$27,342	$7,146
Prepaid inventory	-	-
Prepaid expenses and other current assets	14,617	27,219
Total current assets	41,959	34,365

Property and equipment, net	50,735	53,505

Total assets	$92,694	$87,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$66,793	$58,845
Notes payable - related party	568,173	486,373
Accrued payroll expenses	837,950	769,497
Accrued expenses	24,864	26,622
Other liabilities	206,999	206,999
Franchise liability	-	-
Due to officer	6,725	6,944
Convertible notes payable, net of discount of $72,381 and $32,500, respectively	87,449	32,500
Derivative liabilities	181,305	-
Total current liabilities	1,980,258	1,587,780

Long term convertible debenture, net of discount of $53,166 and $46,559, respectively	1,834	53,441
Total liabilities	1,982,092	1,641,221

Stockholders' equity (deficit)\
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 8,659,802 and 8,511,850 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	866	851
Additional paid in capital	8,364,396	8,272,310
Accumulated deficit	(10,211,966)	(9,784,847)
Accumulated other comprehensive loss	(42,694)	(41,665)
Total stockholders' equity (deficit)	(1,889,398)	(1,553,351)

Total liabilities and stockholders' equity (deficit)	$92,694	$87,870

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended
	November 30, 2017	November 30, 2016

Franchise revenue	$-	$3,613

Franchise and operating expenses
Franchise expenses	15	17,081
Research and development	-	306
Professional fees	52,065	57,907

General and administrative
Payroll	164,696	155,623
Advertising	-	49,003
Travel	15,969	69,953
Other	16,320	35,320
Total general and administrative	196,985	309,899

Total franchise and operating expenses	249,065	385,193

Net operating loss	(249,065)	(381,580)

Interest expense	(50,027)	(4,494)
Loss on valuation of derivative liabilities	(76,977)	-
Loss on extinguishment of debt	(51,050)	-

Net loss	(427,119)	(386,074)

Other comprehensive loss:
Foreign currency translation adjustment	(1,029)	(5,376)

Comprehensive loss	$(428,148)	$(391,450)

Net loss per common share
-Basic and diluted	$(0.05)	$(0.05)

Weighted average common shares outstanding
-Basic and diluted	8,585,826	7,628,182

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance at August 31, 2017	8,511,850	$851	$8,272,310	$(9,784,847)	$(41,665)	$(1,553,351)

Issuance of common stock	16,800	2	17,098	-	-	17,100

Issuance of common stock through conversion of convertible notes payable	131,152	13	126,063	-	-	126,076

Reclassification of beneficial conversion feature to derivative liabilities	-	-	(51,075)	-	-	(51,075)
Net loss	-	-	-	(427,119)	-	(427,119)
Other comprehensive loss	-	-	-	-	(1,029)	(1,029)
Balance at November 30, 2017	8,659,802	$866	$8,364,396	$(10,211,966)	$(42,694)	$(1,889,398)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	November 30, 2017	November 30, 2016

Cash Flows From Operating Activities
Net loss	$(427,119)	$(386,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	-
Depreciation	2,770	134
Amortization of debt discounts	40,293	-
Loss on valuation of derivative liabilities	76,977	-
Loss on extinguishment of debt	51,050	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,602	(7,641)
Accounts payable	7,948	2,535
Accrued payroll expenses	68,453	70,168
Accrued expenses	1,570	(1,132)
Deferred revenue and other liabilities	-	9,235
Net cash used in operating activities	(165,456)	(312,775)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	81,800	-
Payments on notes payable - related party	-	(99,048)
Advances from (payments to) officer, net	(219)	(133)
Issuance of common stock	17,100	449,000
Proceeds from convertible notes payable	98,000	-
Debt issuance costs	(10,000)	-
Net cash provided by financing activities	186,681	349,819

Effect of foreign currency translation	(1,029)	(5,376)

Net increase in cash	20,196	31,668
Cash - beginning of period	7,146	20,557
Cash - end of period	$27,342	$52,225

Non-Cash Financing Activities:
Original issue discount in connection with convertible note payable	$5,000	$-
Issuance of common stock through conversion of convertible notes payable	$126,076	$-
Reclassification of beneficial conversion feature to derivative liabilities	$51,075	$-

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for interest	$4,802	$5,851

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements November 30, 2017

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

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2017, the Company had cash of $27,342, a working capital deficit of $1,938,299 and a stockholders’ deficit of $1,889,398. The Company has incurred net losses from start-up costs and minimal operations since inception to November 30, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only one operational unit and has not been effective in reducing operating expenses. As a result, as of November 30, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs additional revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments and will continue to borrow funds from affiliates as needed. From the Company’s inception through November 30, 2017, the Company has one operational franchise unit. As such, the Company has recognized franchise revenue of $146,180 and associated franchise expenses and cost of product revenue of $143,844 from inception through November 30, 2017.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the three months ended November 30, 2017, the Company issued 10,800 shares at a discounted price of $.075 per share and 6,000 shares at a discounted price of $1.50 for total proceeds of $17,100.

During the second or third quarter of fiscal year 2018, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once "effective" by the SEC, these shares will be made available to the public market.

The Company has borrowed funds from a related party for working capital purposes and $568,173 remains outstanding under notes payable to this related party at November 30, 2017.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

During the three months ended November 30, 2017, the Company entered into two separate convertible note payable agreements for $55,000 and $48,000, respectively. After an original issue discount of $5,000 and the payment of debt issuance costs totaling $10,000, net proceeds to the Company were $88,000.

Subsequent to November 30, 2017, the Company has entered into a convertible note payable agreement for $56,000. After an original issue discount totaling $3,000, net proceeds to the Company were $53,000.

Under the second phase of its expanded franchise capacity, Poverty Dignified, Inc’s wholly-owned subsidiary, My Power Solutions, Inc., is currently in the final stages of completing its involvement in a Public Private Partnership with the Development Bank of South Africa. Should this Public Private Partnership be fully executed, My Power Solutions, Inc. will have the responsibility of placing 240 franchise units in rural communities over the next thirty-six months, beginning in early 2018. It will be working within a consortium, headed by InovaSure, a South African organization created to provide energy security to the people of South Africa, to bring electricity, connectivity and digital education to 240,000 homes. This Public Private Partnership would impact our near-term operational cash flow significantly though upfront development funds, projected to be $150,000 per location, or $36,000,000, over the next thirty-six months. Additionally, MPS would receive ongoing revenues to manage and maintain each of the 240 franchise units over a twenty-five year period.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2017. The interim results for the three months ended November 30, 2017 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc. and Africhise, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

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

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At November 30, 2017 and August 31, 2017, the Company had cash in foreign bank accounts of $800 and $5,107, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of November 30, 2017 and August 31, 2017, property and equipment consists of computer equipment and solar equipment for containers with a total cost of $55,673. Accumulated depreciation as of November 30, 2017 and August 31, 2017 is $4,938 and $2,168, respectively. Depreciation expense for the three months ended November 30, 2017 and 2016 was $2,770 and $134, respectively.

Accrued Expenses

Accrued expenses are recorded when incurred and primarily consist of accrued interest on notes payable and amounts due for supplies and travel. Accrued payroll consists of salary amounts earned but deferred by the Company's management team.

Derivative Liabilities

The Company has certain financial instruments that contain embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be accounted for separately. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to income or expense as part of gain or loss on extinguishment.

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

Area Development Fees – Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. From inception through November 30, 2017, the Company had not executed any area development agreements.

Initial Franchise Fees – The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. From inception through November 30, 2017, the Company had sold three franchise units. The Company has completed the services required to recognize the revenue for one of the franchise units. As such, the Company has recognized franchise revenue of $3,613 and associated franchise expenses of $17,081 for the three months ended November 30, 2016. For the three months ended November 30, 2017, the Company recognized no revenue and franchise expenses of $15 on the one franchise unit.

Management decided to repurchase the remaining two franchise units and plans to utilize them for corporate-owned franchise purposes. As such, the respective investments made by the franchisees will be refunded. The total refund amount of $206,999 is classified as other liabilities at November 30, 2017 and August 31, 2017.

Continuing Royalty Payments – On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. There were no revenues from continuing royalty payments for the three months ended November 30, 2017 and 2016.

Product Revenue

Product revenue represents amounts earned for equipment delivered and set up by the Company for digital classroom purposes within schools in its franchise markets, but not included in the franchises themselves. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For revenue that includes customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. There were no revenues from products for the three months ended November 30, 2017 and 2016.

The Company is currently dedicating substantial efforts towards the cultivation of a proposed partnership with Inovasure and the Development Bank of South Africa. The Company hopes to participate in a Public Private Partnership with both entities, and once consummated, management will migrate to a joint development and corporate-owned franchise model that encompasses development, management and maintenance in its revenue model.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the three months ended November 30, 2017 and 2016 was $-0- and $49,003, respectively.

Research and Development

Research and development expenditures are charged to expense as incurred.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expense, deferred financing cost, accounts payable and accrued liabilities, accrued expenses, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2017 and August 31, 2017, measured at fair value on a recurring basis:

November 30, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$181,305	$181,305

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

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

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of income. No interest or penalties were recognized for the three months ended November 30, 2017 or 2016.

Tax years 2015 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at November 30, 2017 or August 31, 2017.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There is a total of 8,659,802 and 8,511,850 shares of common stock issued and outstanding at November 30, 2017 and August 31, 2017, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of November 30, 2017, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. As of November 30, 2017, of our 8,659,802 outstanding shares of common stock, 6,106,000 shares were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,081,000. During the three months ended November 30, 2017 and 2016, the Company issued no shares for stock compensation expense.

Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. During the year ended August 31, 2017, the Company sold 784,302 shares of common stock under this Private Investment in Public Equity offering for proceeds of $588,226.

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the three months ended November 30, 2017, the Company issued 10,800 shares at a discounted price of $.075 per share and 6,000 shares at a discounted price of $1.50 for total proceeds of $17,100.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company maintains a month to month lease on its corporate headquarters location. The Company has a 24 month lease for its office in South Africa. The lease expires on May 31, 2018. As of November 30, 2017, total future minimum lease payments total approximately $5,300.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 13, 2017, the Company entered into a Securities Purchase Agreement whereas, Peak One Opportunity Fund, L.P. (the "buyer") wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $400,000 (which includes an aggregate purchase price of $370,000 and an original issue discount ("OID") of $30,000) (the “Debentures“). The Debentures are to be issued in three tranches. On April 21, 2017, the Company issued the first (the "Signing Debenture") of the three Debentures amounting to $100,000 of principal and a $10,000 OID. At closing, the Company paid a commitment fee to the buyer of $2,500 and paid the buyer’s legal costs of $2,500, resulting in net proceeds of $85,000. The debenture is convertible at a conversion price of $1.50 up to 180 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 180 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $1.50 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 30,000 shares of common stock to Peak One Investments, LLC (the General Partner of the buyer) upon execution of this agreement. In relation to this transaction, the Company also incurred deferred finance costs totaling $2,500 for legal fees and commitment fees and $8,500 for a due diligence fee. Accordingly, the Company recorded debt discount of $41,379 related to the restricted shares issued, based on the relative fair value allocation of the net proceeds between the face value of debentures and the fair value of the restricted shares and deferred finance costs of $11,000. During the three months ended November 30, 2017, the holder’s option to convert became active and the Company recorded a derivative liability of $116,364, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded as a loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the three months ended November 30, 2017, the holder effected three conversions for a total of 101,076 shares to extinguish a portion of the long-term convertible debenture. As a result, the Company recorded a loss on extinguishment of debt of $44,575. The balance of this long-term convertible debenture, net of discount, at November 30, 2017 is $1,834.

On April 24, 2017, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $65,000. On April 24, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $65,000 in proceeds. The note matures on January 5, 2018. The note is convertible at a conversion price of the lesser of (i) 50% of lowest trading price during the 25 days prior to the date of the note or (ii) 50% of the lowest trading price during the 25 days prior to the conversion date. At the closing, the Company paid legal and compliance fees of $2,750, a management fee to an affiliate of the buyer of $5,500 and a due diligence fee of $5,675 to the group that introduced the Company to the buyer. Accordingly, the Company recorded a debt discount of $65,000, with $51,075 attributable to the allocation to the beneficial conversion feature and $13,925 related to deferred finance costs. During the three months ended November 30, 2017, the holder’s option to convert became active and the Company recorded a derivative liability of $68,506, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to reclassify the beneficial conversion feature. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the three months ended November 30, 2017, the holder effected one conversion for a total of 30,000 shares to extinguish a portion of the long-term convertible debenture. As a result, the Company recorded a loss on extinguishment of debt of $6,475. The balance of this convertible note payable, net of discount, at November 30, 2017 is $39,990.

On November 15, 2017, the Company issued a convertible note to Power Up Lending Group, LTD. for $48,000. The note bears interest at 12%, matures on August 20, 2018, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date. As such, there is no beneficial conversion or embedded derivative at issuance or at November 30, 2017. The balance of this convertible note payable, net of discount, at November 30, 2017 is $45,167.

On November 15, 2017, the Company entered into a Securities Purchase Agreement whereas, Morningview Financial, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $55,000. On November 15, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $50,000 in proceeds, after a $5,000 original issue discount. The note matures on November 15, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,000. Accordingly, the Company recorded a debt discount of $12,000. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $63,442, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. The balance of this convertible note payable, net of discount, at November 30, 2017 is $2,292.

Amortization of the debt discounts recorded as interest expense during the three months ended November 30, 2017 totaled $40,293.

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the conversion options on convertible notes payable become derivatives at the point the holder’s option to convert becomes active and there is active trading of the Company’s stock.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of November 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in November 30, 2017 and August 31, 2017:

	Three Months Ended November 30, 2017	Year Ended August 31, 2017
Expected term	0.197- 2.49 years	-
Expected average volatility	57% - 128%	-
Expected dividend yield	-	-
Risk-free interest rate	1.10%-1.81%	-

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2017	$-
Addition of new derivative liabilities as debt discounts, upon issuance of convertible notes	43,000
Addition of new derivative liabilities as debt discount, upon holder’s option becoming active	73,782
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	80,455
Reclassification of beneficial conversion feature to derivative liabilities	51,075
Reduction in derivative liabilities due to conversions of convertible notes	(63,529)
Gain on change in fair value of the derivative liabilities	(3,478)
Balance – November 30, 2017	$181,305

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible as of November 30, 2017 amounted to $181,305. During the three months ended November 30, 2017, $116,782 of the value assigned to the derivative liabilities was recognized as a debt discount to the convertible notes, $80,455 was recognized as a “day 1” derivative loss on convertible notes, $51,075 of new derivative liabilities recognized from reclass of additional paid in capital, $63,529 was recorded as a reduction to the derivative liabilities upon the conversion of convertible notes, and $3,478 was recorded as gain on change in fair value of derivative liability, respectively.

The following table summarizes the loss on derivative liability included in the income statement for the three months ended November 30, 2017 and 2016, respectively.

	Three Months Ended
	November 30,
	2017	2016
Day one loss due to derivative liabilities on convertible notes and warrants	$80,455	$-
Gain on change in fair value of the derivative liabilities	(3,478)	-
Loss on change in the fair value of derivative liabilities	$76,977	$-

NOTE 7 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through November 30, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates is as follows:

	November 30, 2017	August 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$1,060,542	$933,112
Organization costs	92,218	94,116
Accrued payroll	293,283	269,324
Gross deferred tax asset	1,446,043	1,296,552
Valuation allowance	(1,446,043)	(1,296,552)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at the federal statutory income tax rate of 35% to total income taxes for the three months ended November 30, 2017 and 2016 is as follows:

	2017	2016
Income tax computed at the federal statutory rate	$(149,492)	$(135,126)
State income tax, net of federal tax benefit	-	-
Total	(149,492)	(135,126)
Change in valuation allowance	149,492	135,126
Provision for income taxes	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $149,492 and $135,126 during the three months ended November 30, 2017 and 2016, respectively.

As of November 30, 2017, the Company had a federal and state net operating loss carryforward in the amount of $3,030,121. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes. Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of November 30, 2017, the Company has issued 6,106,000 shares of common stock to various stockholders, in exchange for cash and services. No such shares were issued during the three months ended November 30, 2017.

Due to Officer

On March 13, 2016, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at November 30, 2017 and August 31, 2017 is $6,725 and $6,944, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $208,160 for working capital purposes in exchange for promissory notes. During the three months ended November 30, 2017, Power It Perfect, Inc. loaned the Company an additional $81,800 for working capital purposes in exchange for promissory notes. All the notes bear interest at five percent per annum, are non-collateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The balance of the notes payable was $568,173 at November 30, 2017 and $486,373 at August 31, 2017. Accrued interest on the notes, which is included in accrued expenses, totaled $11,256 at November 30, 2017 and $4,626 at August 31, 2017. There are no conversion provisions associated with the notes.

NOTE 9 – SUBSIDIARY OPERATIONS

Poverty Dignified, Inc. owns 100% of My Power Solutions, Inc., which holds and manages the Company’s franchise operations in Africa. The following represents summarized financial information of My Power Solutions, Inc.:

	Three Months Ended
	November 30, 2017	November 30, 2016
Franchise revenue	$-	$3,613
Net loss	(119,079)	(76,570)

	November 30, 2017	August 31, 2017
Total assets	$56,152	$146,950
Total liabilities	939,382	444,761

Total liabilities of My Power Solutions, Inc. includes amounts due to Poverty Dignified, Inc. of $691,335 at November 30, 2017 and $601,267 at August 31, 2017 that were eliminated in consolidation.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 19, 2018, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as follows:

On December 14, 2017, Peak One Opportunity Fund, L.P. (“Peak One”) converted $15,000 of debentures at a share price of $0.16 per share for 92,592 shares that they are currently selling into the market. The current gross convertible balance remaining is $40,000.

On December 18, 2017, the Company entered into a $56,000 8% convertible note payable agreement with EMA Financial, LLC. The note matures on December 18, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. After the original issue discount totaling $3,000, net proceeds to the Company were $53,000.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. The Company is a fiscal year reporting company, because the 2017 Tax Act became law in December 2017, and as such would be required to account for the impacts related to the 2017 Tax Act in the financial statements included in their annual report on Form 10-K for August 31, 2018 due in November 2018. The Company has elected to take advantage of the extended measurement period provided by SEC Staff Accounting Bulletin No. 118, and will report the effect of the changes from the 2017 Tax Act when the calculations are complete, or reasonable estimates can be determined. The Company has begun the process of analysis of the 2017 Tax Act and will recognize the effect of the changes in tax laws or rates in the period that the process has been completed.

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

Since our inception on September 27, 2013 to November 30, 2017, we have generated revenues of $146,180 and $143,844 of franchise expenses and cost of product revenue from one franchise and have an accumulated loss of $10,211,966, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Since incorporation, the Company has raised capital through private sales of its common stock. As of November 30, 2017, 6,106,000 of our 8,659,802 outstanding shares of common stock were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,081,000. Although we do not value the services at this price, we value the stock at the per share price under the current Private Placement Memorandum or other equity offerings in effect at the time the services are rendered, which we believe represents the fair value of the stock issued.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2017, the Company had cash of $27,342, a working capital deficit of $1,938,299 and a stockholders’ deficit of $1,889,398. The Company has incurred net losses from start-up costs and minimal operations since inception to November 30, 2017 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only one operational unit and has not been effective in reducing operating expenses. As a result, as of November 30, 2017, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $568,173 remains outstanding under notes payable to this related party at November 30, 2017.

Through November 30, 2017, we have one operational franchise. As such, the Company has recognized revenues of $146,180 and associated franchise expenses and cost of product revenue of $143,844 since its inception through November 30, 2017. The Company needs to generate additional revenues or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and will continue to borrow funds from affiliates as needed.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. During the three months ended November 30, 2017, the Company issued 10,800 shares at a discounted price of $.075 per share and 6,000 shares at a discounted price of $1.50 for total proceeds of $17,100.

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

During the three months ended November 30, 2017, the Company entered into two separate convertible note payable agreements for $55,000 and $48,000, respectively. After an original issue discount of $5,000 and the payment of debt issuance costs totaling $10,000, net proceeds to the Company were $88,000.

Subsequent to November 30, 2017, the Company has entered into a convertible note payable agreement for $56,000. After an original issue discount totaling $3,000, net proceeds to the Company were $53,000.

Under the second phase of its expanded franchise capacity, Poverty Dignified, Inc’s wholly-owned subsidiary, My Power Solutions, Inc., is currently in the final stages of completing its involvement in a Public Private Partnership with the Development Bank of South Africa. Should this Public Private Partnership befully executed, My Power Solutions, Inc. will have the responsibility of placing 240 franchise units in rural communities over the next thirty-six months, beginning in early 2018. It will be working within a consortium, headed by InovaSure, a South African organization created to provide energy security to the people of South Africa, to bring electricity, connectivity and digital education to 240,000 homes. This Public Private Partnership would impact our near-term operational cash flow significantly though upfront development funds, projected to be $150,000 per location, or $36,000,000, over the next thirty-six months. Additionally, MPS would receive ongoing revenues to manage and maintain each of the 240 franchise units over a twenty-five year period.

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

Results of Operations

For the three months ended November 30, 2017

There were no revenues for the three months ended November 30, 2017. There was a net loss of $427,119.

Our expenses for the three months ended November 30, 2017 were related to franchise expenses of $15, professional fees of $52,065, and general and administrative costs of $314,393. General and administrative costs primarily consisted of payroll expenses of $164,696 and $15,969 of travel related costs. $68,453 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team.

The Company recorded a loss on the changes in fair value of derivative liabilities of $76,977 for the three months ended November 30, 2017. As a result of conversions of convertible debt during the three months ended November 30, 2017, the Company recorded a loss on extinguishment of debt of $51,050.

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

Liquidity and Capital Resources

The Company currently has one operational franchise in South Africa. From inception to November 30, 2017, we have generated revenues of $146,180 and $143,844 of franchise expenses and cost of product revenue from one franchise and have incurred operating expenses totaling $9,979,481, of which $6,081,000 was non-cash compensation. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. The Company needs to generate additional revenues or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and will continue to borrow funds from affiliates as needed.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $568,173 remains outstanding under notes payable to this related party at November 30, 2017.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017.

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company has issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and has issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. During the three months ended November 30, 2017, the Company issued 10,800 shares at a discounted price of $.075 per share and 6,000 shares at a discounted price of $1.50 for total proceeds of $17,100.

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

During the three months ended November 30, 2017, the Company entered into two separate convertible note payable agreements for $55,000 and $48,000, respectively. After an original issue discount of $5,000 and the payment of debt issuance costs totaling $10,000, net proceeds to the Company were $88,000.

As of November 30, 2017, we had cash of $27,342 and have had a net increase in cash of $20,196 during the three months ended November 30, 2017. We believe in the near future we will generate revenues from operations. We are substantially complete with our research and development activities as it relates to My Power Solutions and our operations in Africa. We do not expect to incur any additional research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. However, if we want to develop and expand our business concept, we will need to reinvest all of our earnings into our operations. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

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

Subsequent to November 30, 2017, we have entered into a convertible note payable agreement for $56,000. After an original issue discount totaling $3,000, net proceeds to the Company were $53,000.

Under the second phase of its expanded franchise capacity, Poverty Dignified, Inc’s wholly-owned subsidiary, My Power Solutions, Inc., is currently in the final stages of completing its involvement in a Public Private Partnership with the Development Bank of South Africa. Should this Public Private Partnership be fully executed, My Power Solutions, Inc. will have the responsibility of placing 240 franchise units in rural communities over the next thirty-six months, beginning in early 2018. It will be working within a consortium, headed by InovaSure, a South African organization created to provide energy security to the people of South Africa, to bring electricity, connectivity and digital education to 240,000 homes. This Public Private Partnership would impact our near-term operational cash flow significantly though upfront development funds, projected to be $150,000 per location, or $36,000,000, over the next thirty-six months. Additionally, MPS would receive ongoing revenues to manage and maintain each of the 240 franchise units over a twenty-five year period.

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

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of November 30, 2017, we have issued 6,106,000 shares of our common stock to various shareholders, in exchange for cash and services. Since inception, we have recognized total expense of $6,081,000. No such expenses were recognized during the three months ended November 30, 2017 or 2016.

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

As of January 19, 2018, while we have hired a third-party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

If we are able to raise additional capital, we anticipate having sufficient funds to at least partially, if not fully, implement our plans by August 31, 2018. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2018.

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

Dated: January 19, 2018

