Form 10-Q/A
period 2017-11-30
Poverty Dignified, Inc.
filed 2018-01-19
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Our printer inadvertently uploaded our Form 10-Q filing without including the XBRL Interactive Data Files. There are no other changes from the Original Form 10-Q filing than to include these files.

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

