Form 10-Q
period 2018-02-28
Poverty Dignified, Inc.
filed 2018-04-13
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2018

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

As of April 13, 2018, there were 9,111,394 shares of the registrant’s common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

Item 1. Financial Statements

Poverty Dignified, Inc.
Consolidated Balance Sheets

	February 28, 2018	August 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$345	$7,146
Prepaid expenses and other current assets	11,040	27,219
Total current assets	11,385	34,365

Property and equipment, net	58,521	53,505

Total assets	$69,906	$87,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$116,929	$58,845
Notes payable - related party	591,630	486,373
Accrued payroll expenses	910,922	769,497
Accrued expenses	24,893	26,622
Other liabilities	206,999	206,999
Due to officer	6,725	6,944
Convertible notes payable, net of discount of $118,458 and $32,500, respectively	189,718	32,500
Derivative liabilities	289,414	-
Total current liabilities	2,337,230	1,587,780

Long term convertible debenture, net of discount of $34,037 and $46,559, respectively	5,963	53,441
Total liabilities	2,343,193	1,641,221

Stockholders' equity (deficit):
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 8,967,394 and 8,511,850 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	896	851
Additional paid in capital	8,514,060	8,272,310
Accumulated deficit	(10,742,626)	(9,784,847)
Accumulated other comprehensive loss	(45,617)	(41,665)
Total stockholders' equity (deficit)	(2,273,287)	(1,553,351)

Total liabilities and stockholders' equity (deficit)	$69,906	$87,870

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Franchise revenue	$-	$2,840	$-	$6,453
Product revenue	-	15,840	-	15,840
Total revenue	-	18,680	-	22,293

Franchise and operating expenses
Franchise expenses	-	17,822	15	34,903
Cost of product revenue	-	12,956	-	12,956
Research and development	-	252	-	558
Professional fees	67,992	38,965	120,057	96,872

General and administrative
Payroll	157,781	170,436	322,477	326,059
Stock-based compensation	85,750	-	85,750	-
Advertising	-	3,083	-	52,086
Travel	2,276	24,276	18,245	94,229
Other	5,557	14,638	21,877	49,957
Total general and administrative	251,364	212,433	448,349	522,331

Total franchise and operating expenses	319,356	282,428	568,421	667,620

Net operating loss	(319,356)	(263,748)	(568,421)	(645,327)

Interest expense	(70,679)	(4,244)	(120,706)	(8,739)
Loss on valuation of derivative liabilities	(50,192)	-	(127,169)	-
Loss on extinguishment of debt	(39,041)	-	(90,091)	-
Debt default penalty expense	(51,392)	-	(51,392)	-

Net loss	(530,660)	(267,992)	(957,779)	(654,066)

Other comprehensive loss:
Foreign currency translation adjustment	(2,923)	(3,835)	(3,952)	(9,211)

Comprehensive loss	$(533,583)	$(271,827)	$(961,731)	$(663,277)

Net loss per common share
-Basic and diluted	$(0.06)	$(0.03)	$(0.11)	$(0.08)

Weighted average common shares outstanding
-Basic and diluted	8,813,598	8,020,332	8,739,622	7,720,999

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Unaudited

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance at August 31, 2017	8,511,850	$851	$8,272,310	$(9,784,847)	$(41,665)	$(1,553,351)

Issuance of common stock	16,800	2	17,098	-	-	17,100
Issuance of common stock through conversion of convertible notes payable	263,744	26	189,994	-	-	190,020
Reclassification of beneficial conversion feature to derivative liabilities	-	-	(51,075)	-	-	(51,075)
Stock-based compensation	175,000	17	85,733	-	-	85,750
Net loss	-	-	-	(957,779)	-	(957,779)
Other comprehensive loss	-	-	-	-	(3,952)	(3,952)

Balance at February 28, 2018	8,967,394	$896	$8,514,060	$(10,742,626)	$(45,617)	$(2,273,287)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	February 28, 2018	February 28, 2017

Cash Flows From Operating Activities
Net loss	$(957,779)	$(654,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	85,750	-
Depreciation	446	265
Amortization of debt discounts	94,345	-
Loss on valuation of derivative liabilities	127,169	-
Loss on extinguishment of debt	90,091	-
Debt default penalty expense	51,392	-
Changes in operating assets and liabilities:
Accounts receivable	-	(5,382)
Prepaid expenses and other current assets	16,179	(6,954)
Accounts payable	58,084	(11,257)
Accrued payroll expenses	141,425	163,180
Accrued expenses	911	(2,046)
Deferred revenue and other liabilities	-	(3,613)
Net cash used in operating activities	(291,987)	(519,873)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	116,800	32,050
Payments on notes payable - related party	(11,543)	(108,126)
Advances from (payments to) officer, net	(219)	(251)
Issuance of common stock	17,100	588,226
Proceeds from convertible notes payable	186,500	-
Debt issuance costs	(19,500)	-
Net cash provided by financing activities	289,138	511,899

Effect of foreign currency translation	(3,952)	(9,211)

Net decrease in cash	(6,801)	(17,185)
Cash - beginning of period	7,146	20,557
Cash - end of period	$345	$3,372

Non-Cash Financing Activities:
Original issue discount in connection with convertible note payable	$12,500	$-
Issuance of common stock through conversion of convertible notes payable	$190,020	$-
Reclassification of beneficial conversion feature to derivative liabilities	$51,075	$-

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for interest	$23,345	$8,914

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements February 28, 2018

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

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2018, the Company had cash of $345, a working capital deficit of $2,325,845 and a stockholders’ deficit of $2,273,287. The Company has incurred net losses from start-up costs and minimal operations since inception to February 28, 2018 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only one operational unit and has not been effective in reducing operating expenses. As a result, as of February 28, 2018, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and defer certain payments and will continue to borrow funds from affiliates and third parties as needed. From the Company’s inception through February 28, 2018, the Company has one operational franchise unit. As such, the Company has recognized franchise revenue of $146,180 and associated franchise expenses and cost of product revenue of $143,844 from inception through February 28, 2018.

The Company’s primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the six months ended February 28, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

During the third or fourth quarter of fiscal year 2018, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once “effective” by the SEC, these shares will be made available to the public market.

The Company has borrowed funds from a related party for working capital purposes and $591,630 remains outstanding under notes payable to this related party at February 28, 2018.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

During the six months ended February 28, 2018, the Company entered into four separate convertible note payable agreements for an aggregate principal amount of $199,000. After original issue discounts and debt issuance costs totaling $32,000, net proceeds to the Company were $167,000.

Under the second phase of its expanded franchise capacity, Poverty Dignified, Inc’s wholly-owned subsidiary, My Power Solutions, Inc., is currently in the final stages of completing its involvement in a Public Private Partnership with the Development Bank of South Africa. Should this Public Private Partnership be fully executed, My Power Solutions, Inc. will have the responsibility of placing 240 franchise units in rural communities over the next thirty-six months, beginning later in 2018. It will be working within a consortium, headed by InovaSure, a South African organization created to provide energy security to the people of South Africa, to bring electricity, connectivity and digital education to 240,000 homes. This Public Private Partnership would impact our near-term operational cash flow significantly though upfront development funds, projected to be $150,000 per location, or $36,000,000, over the next thirty-six months. Additionally, MPS would receive ongoing revenues to manage and maintain each of the 240 franchise units over a twenty-five year period.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2017. The interim results for the six months ended February 28, 2018 are not necessarily indicative of results for the full fiscal year.

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

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At February 28, 2018 and August 31, 2017, the Company had cash in foreign bank accounts of $178 and $5,107, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of February 28, 2018 and August 31, 2017, property and equipment consists of computer equipment and solar equipment for containers with a total cost of $61,135 and $55,673, respectively. Accumulated depreciation as of February 28, 2018 and August 31, 2017 is $2,614 and $2,168, respectively. Depreciation expense for the three and six month periods ended February 28, 2018 was $217 and $446, respectively. Depreciation expense for the three and six month periods ended February 28, 2017 was $133 and $265, respectively.

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

Area Development Fees – Our area development fee consists of an initial, non-refundable payment of $15,000 per unit to be developed in consideration for the services we perform in preparation of executing each area development agreement. $5,000 of this initial area development fee relates to services, which include, but are not limited to, conducting market and territory analysis, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this portion of the area development fee as revenue upon receipt. The remaining $10,000 is allocated to the opening of the franchise and is recognized in accordance with our revenue recognition policy on initial franchise fee revenue noted below. From inception through February 28, 2018, the Company had not executed any area development agreements.

Initial Franchise Fees – The Company executes franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements require the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee is required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items is recognized upon delivery of the assets. The Company defers revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones are met. From inception through February 28, 2018, the Company had sold three franchise units. The Company completed the services required to recognize the revenue for one of the franchise units. As such, the Company recognized franchise revenue of $3,613 and associated franchise expenses of $34,903 for the six months ended February 28, 2017. For the six months ended February 28, 2018, the Company recognized no revenue and franchise expenses of $15 on the one franchise unit.

Management decided to repurchase the remaining two franchise units and plans to utilize them for corporate-owned franchise purposes. As such, the respective investments made by the franchisees will be refunded. The total refund amount of $206,999 is classified as other liabilities at February 28, 2018 and August 31, 2017.

Continuing Royalty Payments – On an ongoing basis, royalties of 14% of gross revenues on authorized products and services will be recognized in the period in which they are earned. For the six months ended February 28, 2017, the Company recognized franchise revenue of $2,840 from royalties. There were no revenues from continuing royalty payments for the three and six months ended February 28, 2018.

Product Revenue

Product revenue represents amounts earned for equipment delivered and set up by the Company for digital classroom purposes within schools in its franchise markets, but not included in the franchises themselves. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For revenue that includes customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. There were no revenues from products for the six months ended February 28, 2018. For the six months ended February 28, 2017, the Company recognized product revenue of $15,840, and associated cost of product revenue of $12,956.

The Company is currently dedicating substantial efforts towards the cultivation of a proposed partnership with Inovasure and the Development Bank of South Africa. The Company hopes to participate in a Public Private Partnership with both entities, and once consummated, management will migrate to a joint development and corporate owned franchise model that encompasses development, management and maintenance in its revenue model.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the three and six month periods ended February 28, 2018 was $-0-. Total advertising expense for the three and six month periods ended February 28, 2017 was $3,083 and $52,086, respectively, and is included in general and administrative expenses.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 28, 2018 and August 31, 2017, measured at fair value on a recurring basis:

February 28, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$289,414	$289,414

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

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

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of income. No interest or penalties were recognized for the six months ended February 28, 2018 or 2017.

Tax years 2015 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at February 28, 2018 or August 31, 2017.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There is a total of 8,967,394 and 8,511,850 shares of common stock issued and outstanding at February 28, 2018 and August 31, 2017, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of February 28, 2018, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. As of February 28, 2018, of our 8,967,394 outstanding shares of common stock, 6,281,000 shares were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,166,157. During the six months ended February 28, 2018 and 2017, the Company issued 175,000 shares for stock compensation expense of $85,750. During the six months ended February 28, 2017, the Company issued no shares for stock compensation expense.

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

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the six months ended February 28, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company maintains a month to month lease on its corporate headquarters location. The Company has a 24 month lease for its office in South Africa. The lease expires on May 31, 2018. As of February 28, 2018, total future minimum lease payments total approximately $2,600.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 13, 2017, the Company entered into a Securities Purchase Agreement whereas, Peak One Opportunity Fund, L.P. (the “buyer”) wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $400,000 (which includes an aggregate purchase price of $370,000 and an original issue discount (“OID”) of $30,000) (the “Debentures”). The Debentures are to be issued in three tranches. On April 21, 2017, the Company issued the first (the “Signing Debenture”) of the three Debentures amounting to $100,000 of principal and a $10,000 OID. At closing, the Company paid a commitment fee to the buyer of $2,500 and paid the buyer’s legal costs of $2,500, resulting in net proceeds of $85,000. The debenture was convertible at a conversion price of $1.50 up to 180 days. After 180 days, the conversion price is the lesser of (a) $1.50 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 30,000 shares of common stock to Peak One Investments, LLC (the General Partner of the buyer) upon execution of this agreement. In relation to this transaction, the Company also incurred deferred finance costs totaling $2,500 for legal fees and commitment fees and $8,500 for a due diligence fee. Accordingly, the Company recorded debt discount of $41,379 related to the restricted shares issued, based on the relative fair value allocation of the net proceeds between the face value of debentures and the fair value of the restricted shares and deferred finance costs of $11,000. During the six months ended February 28, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $116,364, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded as a loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the six months ended February 28, 2018, the holder effected four conversions for a total of 193,668 shares to extinguish a portion of the long-term convertible debenture. As a result, the Company recorded a loss on extinguishment of debt of $71,756.

On April 24, 2017, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the “buyer”) wishes to purchase from the Company a 10% convertible note for a principal amount of $65,000. On April 24, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $65,000 in proceeds. The note matures on January 5, 2018. The note is convertible at a conversion price of the lesser of (i) 50% of lowest trading price during the 25 days prior to the date of the note or (ii) 50% of the lowest trading price during the 25 days prior to the conversion date. At the closing, the Company paid legal and compliance fees of $2,750, a management fee to an affiliate of the buyer of $5,500 and a due diligence fee of $5,675 to the group that introduced the Company to the buyer. Accordingly, the Company recorded a debt discount of $65,000, with $51,075 attributable to the allocation to the beneficial conversion feature and $13,925 related to deferred finance costs. During the six months ended February 28, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $68,506, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to reclassify the beneficial conversion feature. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the six months ended February 28, 2018, the holder effected two conversions for a total of 70,000 shares to extinguish a portion of the convertible note payable. As a result, the Company recorded a loss on extinguishment of debt of $18,335. The convertible note payable to Auctus Fund, LLC matured on January 5, 2018 but was not repaid at that date. Under the terms of the note agreement, the failure to pay the outstanding balance on the note by the maturity date constitutes an event of default. Due to the event of default, the outstanding principal amount increased by $15,000, the interest rate increased to 24% and the unpaid principal and accrued interest increased to 150% of the previous outstanding amount. As such, the Company has recorded a debt default penalty expense of $51,392 for the six months ended February 28, 2018.

On November 15, 2017, the Company issued a convertible note to Power Up Lending Group, LTD. for $48,000. The note bears interest at 12%, matures on August 20, 2018, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date. As such, there is no beneficial conversion or embedded derivative at issuance or at February 28, 2018.

On November 15, 2017, the Company entered into a Securities Purchase Agreement whereas, Morningview Financial, LLC (the “buyer”) wishes to purchase from the Company a 10% convertible note for a principal amount of $55,000. On November 15, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $50,000 in proceeds, after a $5,000 original issue discount. The note matures on November 15, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,000. Accordingly, the Company recorded a debt discount of $12,000. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $63,442, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On December 18, 2017, the Company entered into a Securities Purchase Agreement whereas, EMA Financial, LLC (the “buyer”) wishes to purchase from the Company an 8% convertible note for a principal amount of $56,000. On December 18, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $53,000 in proceeds, after a $3,000 original issue discount. The note matures on December 18, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $8,000. Accordingly, the Company recorded a debt discount of $11,000. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $64,948, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On December 21, 2017, the Company entered into a Securities Purchase Agreement whereas, Crown Bridge Partners, LLC (the “buyer”) wishes to purchase from the Company securities consisting of the Company’s 8% convertible notes payable for an aggregate principal amount of up to $120,000 (which includes an aggregate purchase price of $106,500 and an original issue discount (“OID”) of $13,500). The convertible notes payable are to be issued in three tranches. On December 21, 2017, the Company issued the first of the three convertible notes payable amounting to $40,000 of principal and a $4,500 OID. At closing, the Company paid the buyer’s legal costs of $1,500, resulting in net proceeds of $34,000. The note is convertible at a conversion price of 55% of the lowest trading price during the 25 days prior to the conversion date. If the determined conversion price is less than $.050, then the conversion price is 40% of the lowest trading price during the 25 days prior to the conversion date. This convertible note payable matures on December 21, 2018. As additional consideration, the Company issued a Common Stock Purchase Warrant (the “warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. Due to the provisions of the warrant, the warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. The value of $7,332 at issuance was attributed to debt discount. Additionally, at issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $64,698, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liabilities are revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

The following table summarizes the balances of convertible notes payable:

Convertible notes payable, net of discounts:	February 28, 2018	August 31, 2017
Auctus Fund, LLC, in default	$109,176	$32,500
Power Up Lending Group, LTD.	46,166	-
Morningview Financial, LLC	16,042	-
EMA Financial, LLC	11,667	-
Crown Bridge Partners, LLC	6,667	-
	$189,718	$32,500

Long term convertible debenture, net of discounts:
Peak One Opportunity Fund I, L.P.	$5,963	$53,441
	$5,963	$53,441

Amortization of the debt discounts recorded as interest expense during the three and six months ended February 28, 2018 totaled $54,052 and $94,345, respectively.

NOTE 6 – DERIVATIVE LIABILITIES

The Company analyzed the warrant and beneficial conversion features (“BCF”) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the warrant was a derivative warrant liability and that the conversion options on convertible notes payable become derivatives at the point the holder’s option to convert becomes active and there is active trading of the Company’s stock.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of February 28, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used at February 28, 2018 and August 31, 2017:

	February 28, 2018	August 31, 2017
Expected term	0.00 - 2.15 years	-
Expected average volatility	87% - 128%	-
Expected dividend yield	-	-
Risk-free interest rate	0.00%-2.25%	-

The following table summarizes the balances of derivative liabilities:

	February 28, 2018	August 31, 2017
Peak One Opportunity Fund I, L.P. – BCF	$44,983	$-
Auctus Fund, LLC – BCF	50,959	-
Morningview Financial, LLC – BCF	60,595	-
EMA Financial, LLC – BCF	63,019	-
Crown Bridge Partners, LLC - Warrant	6,345
Crown Bridge Partners, LLC – BCF	63,513	-
	$289,414	$-

The following table summarizes the change in derivative liabilities included in the balance sheet for the six months ended February 28, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2017	$-
Addition of new derivative liabilities as debt discounts, upon issuance of warrants and convertible notes	122,000
Addition of new derivative liabilities as debt discount, upon holder’s option becoming active	73,782
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	138,433
Reclassification of beneficial conversion feature to derivative liabilities	51,075
Reduction in derivative liabilities due to conversions of convertible notes to common stock	(84,612)
Gain on change in fair value of the derivative liabilities	(11,264)
Balance – February 28, 2018	$289,414

The following table summarizes the loss on derivative liability included in the income statement for the six months ended February 28, 2018 and 2017, respectively.

	Six months Ended
	February 28,
	2018	2017
Day one loss due to derivative liabilities on convertible notes and warrants	$138,433	$-
Gain on change in fair value of the derivative liabilities	(11,264)	-
Loss on change in the fair value of derivative liabilities	$127,169	$-

NOTE 7 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through February 28, 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates is as follows:

Deferred tax assets:	February 28, 2018	August 31, 2017
Net operating loss carryforwards	$1,222,630	$933,112
Organization costs	90,321	94,116
Accrued payroll	318,823	269,324
Gross deferred tax asset	1,631,774	1,296,552
Valuation allowance	(1,631,774)	(1,296,552)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at a rate of 35% to total income taxes for the six months ended February 28, 2018 and 2017 is as follows:

	2018	2017
Income tax computed at the federal statutory rate	$(335,222)	$(228,923)
State income tax, net of federal tax benefit	-	-
Total	(335,222)	(228,923)
Change in valuation allowance	335,222	228,923
Provision for income taxes	$-	$-

In addition to federal taxes, the Company is subject to taxes in South Africa through its operating subsidiary there. As a result of the cumulative operating losses in South Africa, the Company has deferred assets relating to net operating losses, as well as other deferred tax assets which have offset by a valuation allowance as of February 28, 2018 and August 31, 2017. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $335,222 and $228,923 during the six months ended February 28, 2018 and 2017, respectively.

As of February 28, 2018, the Company had a federal and state net operating loss carryforward in the amount of $3,493,229. The net operating loss carryforward differs from the accumulated deficit incurred to date primarily due to the non-deductibility of stock compensation and organizational costs capitalized for income tax purposes. Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

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

 NOTE 8 – RELATED PARTY TRANSACTIONS

As of February 28, 2018, the Company has issued 6,281,000 shares of common stock to various stockholders, under restricted stock agreements or in exchange for cash and services. The Company issued 175,000 shares under restricted stock agreements during the six months ended February 28, 2018.

Due to Officer

On March 13, 2016, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at February 28, 2018 and August 31, 2017 is $6,725 and $6,944, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $208,160 for working capital purposes in exchange for promissory notes. During the six months ended February 28, 2018, Power It Perfect, Inc. loaned the Company an additional $116,800 for working capital purposes in exchange for promissory notes. All the notes bear interest at five percent per annum, are non-collateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The balance of the notes payable was $591,630 at February 28, 2018 and $486,373 at August 31, 2017. Accrued interest on the notes, which is included in accrued expenses, totaled $5,545 at February 28, 2018 and $4,626 at August 31, 2017. There are no conversion provisions associated with the notes.

NOTE 9 – SUBSIDIARY OPERATIONS

Poverty Dignified, Inc. owns 100% of My Power Solutions, Inc., which holds and manages the Company’s franchise operations in Africa. The following represents summarized financial information of My Power Solutions, Inc.:

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Revenue	$-0-	$18,680	$-0-	$22,293
Net loss	$(99,881)	$(78,470)	$(218,960)	$(155,040)

	February 28, 2018	August 31, 2017

Total assets	$64,435	$62,301
Total liabilities	1,050,467	825,421

Total liabilities of My Power Solutions, Inc. includes amounts due to Poverty Dignified, Inc. of $770,380 at February 28, 2018 and $601,267 at August 31, 2017 that were eliminated in consolidation.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 12, 2018, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure.

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

Since our inception on September 27, 2013 to February 28, 2018, we have generated revenues of $146,180 and $143,844 of franchise expenses and cost of product revenue from one franchise and have an accumulated loss of $10,742,626, due in part from recording stock compensation for issuing our stock at par value to certain insiders in exchange for cash and services. Since incorporation, the Company has raised capital through private sales of its common stock. As of February 28, 2018, 6,281,000 of our 8,967,394 outstanding shares of common stock were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,166,157. Although we do not value the services at this price, we value the stock at the per share price under the current Private Placement Memorandum or other equity offerings in effect at the time the services are rendered, which we believe represents the fair value of the stock issued.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2018, the Company had cash of $345, a working capital deficit of $2,325,845 and a stockholders’ deficit of $2,273,287. The Company has incurred net losses from start-up costs and minimal operations since inception to February 28, 2018 and continues to expend cash in order to accomplish its business objectives. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has only one operational unit and has not been effective in reducing operating expenses. As a result, as of February 28, 2018, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $591,630 remains outstanding under notes payable to this related party at February 28, 2018.

Through February 28, 2018, we have one operational franchise. As such, the Company has recognized revenues of $146,180 and associated franchise expenses and cost of product revenue of $143,844 since its inception through February 28, 2018. The Company needs to generate additional revenues or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and will continue to borrow funds from affiliates as needed.

Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. During the six months ended February 28, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

During the third or fourth quarter of fiscal year 2018, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once “effective” by the SEC, these shares will be made available to the public market.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

During the six months ended February 28, 2018, the Company entered into four separate convertible note payable agreements for an aggregate principal amount of $199,000. After original issue discounts and debt issuance costs totaling $32,000, net proceeds to the Company were $167,000.

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

Results of Operations

For the three and six months ended February 28, 2018

There were no revenues for the three and six months ended February 28, 2018. The current revenue generating status of our operational unit has undergone some regulatory transitional barriers as it relates to revenue generating capacity. The unit has been able to effectively demonstrate its ability to roll out its model in the community and install the digital education infrastructure and the internet and wi-fi infrastructure. To date the unit has installed two e-Learning classrooms and provided internet connectivity to both the school and the community, both of which are currently bringing benefit and value to the community. We feel it is important to note that there has been a delay to the completion of our primary revenue generator, the electricity infrastructure, and feel this has prohibited the unit from reaching its true revenue generation goals, but remain optimistic that it will be able to remedy these regulatory barriers and reach revenue generation by the end of the third quarter. As a result, we had a net loss of $530,660 and $957,779, respectively, for the three and six months ended February 28, 2018.

Our expenses for the six months ended February 28, 2018 were related to franchise expenses of $15, professional fees of $120,057, and general and administrative costs of $448,349. General and administrative costs primarily consisted of payroll expenses of $322,477, non-cash stock-based compensation expense of $85,750 and $18,245 of travel related costs. $141,425 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team.

The Company recorded a loss on the changes in fair value of derivative liabilities of $127,169 for the six months ended February 28, 2018. As a result of conversions of convertible debt during the six months ended February 28, 2018, the Company recorded a loss on extinguishment of debt of $90,091. Additionally, due to an event of default on one of its convertible notes payable, the Company recorded debt default penalty expense of $51,392 during the six months ended February 28, 2018.

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

Our expenses for the six months ended February 28, 2017 were related to franchise expenses of $34,903, cost of product revenue of $12,956, research and development of $558, professional fees of $96,872, and general and administrative costs of $522,331. General and administrative costs primarily consisted of payroll expenses of $326,059, $52,086 in advertising and $94,229 of travel related costs. Of the payroll expenses, $163,180 related to amounts accrued for, but not paid to, the Company’s management team.

Liquidity and Capital Resources

The Company currently has one operational franchise in South Africa. From inception to February 28, 2018, we have generated revenues of $146,180 and $143,844 of franchise expenses and cost of product revenue from one franchise and have incurred operating expenses totaling $10,744,962, of which $6,166,157 was non-cash compensation. We do not expect to incur many of these costs on a regular basis as they were for research and development and stock to our founders and consultants. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. We also believe that we will not invest as much capital for research and development, and therefore, our expenses will decrease. Furthermore, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. The Company needs to generate revenues or raise additional capital in order to be able to accomplish its business plan. In the interim, the Company will accrue for management salaries and will continue to borrow funds from affiliates as needed.

The Company’s primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $591,630 remains outstanding under notes payable to this related party at February 28, 2018.

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

Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. During the six months ended February 28, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

During the third or fourth quarter of fiscal year 2018, Poverty Dignified, Inc. plans to ask for approval for a secondary offering. Upon approval, the Company plans to register 1,000,000 shares in an S-1 registration. Once “effective” by the SEC, these shares will be made available to the public market.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925.

During the six months ended February 28, 2018, the Company entered into four separate convertible note payable agreements for an aggregate principal amount of $199,000. After original issue discounts and debt issuance costs totaling $32,000, net proceeds to the Company were $167,000.

As of February 28, 2018, we had cash of $345 and have had a net decrease in cash of $6,801 during the six months ended February 28, 2018. We believe in the near future we will generate revenues from operations. We are substantially complete with our research and development activities as it relates to My Power Solutions and our operations in Africa. We do not expect to incur any additional research and development expenses at this time with respect to the aforementioned My Power Solutions business concept. However, if we want to develop and expand our business concept, we will need to reinvest all of our earnings into our operations. Therefore, we do not believe we will have any profits in the near future, nor we will be distributing any dividends.

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

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of February 28, 2018, we have issued 6,281,000 shares of our common stock to various shareholders, under restricted stock agreements or in exchange for cash and services. Since inception, we have recognized total expense of $6,166,157. During the six months ended February 28, 2018, we issued 175,000 under restricted stock agreements for stock-based compensation expense totaling $85,750. No such expenses were recognized during the six months ended February 28, 2017.

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

As of April 12, 2018, while we have hired a third-party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Dated: April 13, 2018

