Form 10-Q
period 2018-05-31
Poverty Dignified, Inc.
filed 2018-07-16
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting Company, or an emerging growth Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 16, 2018, there were 10,101,394 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

	May 31, 2018	August 31, 2017
	(Unaudited)	(Note)
ASSETS

Current assets
Cash	$1,956	$2,039
Prepaid expenses and other current assets	5,000	10,658
Current assets of discontinued operation	2,602	8,796
Total current assets	9,558	21,493

Property and equipment, net - discontinued operation	-	53,505

Total assets	$9,558	$74,998

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$59,304	$69,530
Notes payable - related party	1,055,630	486,373
Accrued payroll expenses	937,775	744,131
Accrued expenses	13,005	12,844
Due to officer	6,725	6,944
Convertible notes payable, net of discount of $-0- and $32,500, respectively	93,863	32,500
Derivative liabilities	37,318	-
Current liabilities of discontinued operation	255,119	222,586
Total current liabilities	2,458,739	1,574,908

Long term convertible debenture, net of discount of $18,971and $46,559, respectively	1,029	53,441
Total liabilities	2,459,768	1,628,349

Stockholders' equity (deficit):
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 9,497,394 and 8,511,850 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	950	851
Additional paid in capital	8,668,507	8,272,310
Accumulated deficit	(11,069,396)	(9,784,847)
Accumulated other comprehensive loss - discontinued operation	(50,271)	(41,665)
Total stockholders' equity (deficit)	(2,450,210)	(1,553,351)

Total liabilities and stockholders' equity (deficit)	$9,558	$74,998

Note: The Balance Sheet at August 31, 2017 has been derived from the audited financial statements at that date, with reclassifications for current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017

Operating expenses
Research and development	$-	$-	$-	$558
Professional fees	7,550	15,931	84,117	108,926

General and administrative
Payroll	56,962	119,678	219,661	358,825
Stock-based compensation	29,000	112,500	114,750	112,500
Advertising	214	77	214	52,163
Travel	-	16,094	11,596	93,929
Other	3,930	6,720	18,929	43,125
Total general and administrative	90,106	255,069	365,150	660,542

Total operating expenses	97,656	271,000	449,267	770,026

Net operating loss	(97,656)	(271,000)	(449,267)	(770,026)

Interest expense	(54,390)	(15,318)	(175,096)	(24,057)
Gain (loss) on valuation of derivative liabilities	43,537	-	(83,632)	-
Loss on extinguishment of convertible notes	(78,340)	-	(168,431)	-
Debt default penalty recovery (expense)	5,104	-	(46,288)	-
Gain on prepayment of convertible notes	2,967	-	2,967	-

Net loss from continuing operations	(178,778)	(286,318)	(919,747)	(794,083)

Loss from discontinued operation	(147,992)	(130,146)	(364,802)	(285,186)

Net loss	(326,770)	(416,464)	(1,284,549)	(1,079,269)

Other comprehensive loss:
Foreign currency translation adjustment - discontinued operation	(4,654)	(16,013)	(8,606)	(25,224)

Comprehensive loss	$(331,424)	$(432,477)	$(1,293,155)	$(1,104,493)

Basic and diluted net loss per common share
-Continuing operations	$(0.02)	$(0.03)	$(0.10)	$(0.10)
-Discontinued operation	(0.02)	(0.02)	(0.04)	(0.04)
Net loss per share	$(0.04)	$(0.05)	$(0.14)	$(0.14)

Weighted average common shares outstanding
-Basic and diluted	9,232,394	8,293,150	9,004,622	7,900,999

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance at August 31, 2017	8,511,850	$851	$8,272,310	$(9,784,847)	$(41,665)	$(1,553,351)

Issuance of common stock	16,800	2	17,098	-	-	17,100
Issuance of common stock through conversion of convertible notes payable	693,744	70	315,451	-	-	315,521
Reclassification of beneficial conversion feature to derivative liabilities	-	-	(51,075)	-	-	(51,075)
Stock-based compensation	275,000	27	114,723	-	-	114,750
Net loss	-	-	-	(1,284,549)	-	(1,284,549)
Other comprehensive loss	-	-	-	-	(8,606)	(8,606)

Balance at May 31, 2018	9,497,394	$950	$8,668,507	$(11,069,396)	$(50,271)	$(2,450,210)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	May 31, 2018	May 31, 2017

Cash Flows From Operating Activities
Net loss from continuing operations	$(919,747)	$(794,083)
Loss from discontinued operation	(364,802)	(285,186)
Net loss	(1,284,549)	(1,079,269)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Stock-based compensation	114,750	112,500
Depreciation	-	275
Amortization of debt discounts	129,934	9,580
Loss on valuation of derivative liabilities	83,632	-
Loss on extinguishment of debt	168,431	-
Debt default penalty expense	46,288	-
Gain on debt prepayment	(2,967)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,658	(4,187)
Accounts payable	(10,226)	(11,955)
Accrued payroll expenses	193,644	217,338
Accrued expenses	19,482	(1,710)
Net cash used in operating activities - continuing operations	(171,121)	(472,242)
Adjustments to reconcile loss from discontinued operation to net cash used in operating activities - discontinued operation:
Loss on impairment of property and equipment of discontinued operation	54,141	-
Changes in discontinued operation assets and liabilities	38,727	(37,335)
Net cash used in operating activities - discontinued operation	(271,934)	(322,521)
Net cash used in operating activities	(443,055)	(794,763)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	580,800	94,250
Payments on notes payable - related party	(11,543)	(167,272)
Advances from (payments to) officer, net	(219)	(315)
Issuance of common stock	17,100	750,226
Proceeds from convertible notes payable	186,500	65,000
Repayments of convertible notes payable	(301,560)	-
Proceeds from long term convertible note payable	-	85,000
Debt issuance costs	(19,500)	(24,925)
Net cash provided by financing activities - continuing operations	451,578	801,964
Net cash provided by financing activities - discontinued operation	-	-
Net cash provided by financing activities	451,578	801,964

Effect of foreign currency translation - discontinued operation	(8,606)	(25,224)

Net decrease in cash	(83)	(18,023)
Cash - beginning of period	2,039	20,557
Cash - end of period	$1,956	$2,534

Non-Cash Financing Activities:
Original issue discount in connection with convertible notes payable	$12,500	$-
Original issue discount in connection with long term convertible debenture	$-	$10,000
Issuance of common stock through conversion of convertible notes payable and accrued interest	$315,521	$-
Reclassification of beneficial conversion feature to derivative liabilities	$51,075	$-
Debt discount in connection with common stock issued with long term convertible debenture	$-	$26,379
Debt discount in connection with beneficial converstion feature on convertible notes payable	$-	$51,075

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for interest	$39,516	$16,187

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements May 31, 2018

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND PLAN OF OPERATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Hurst, Texas. The Company was established as a renewable energy company, incubating solar technologies to establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa.

In May 2018, following an operational review, the Company decided to withdraw all operations of My Power Solutions, Inc. in South Africa. With a lack of significant revenues and higher than expected expenses due to training on-the-ground personnel and the implementation of solar installations, plus the instability of the political environment, the established operating structure and initial business plan was not sustainable. The decision to cease the operations of My Power Solutions, Inc. in rural South African communities represents a strategic shift that impacts the Company’s financial reporting and results. As such, My Power Solutions, Inc. in South Africa has been classified as a discontinued operation.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2017. The interim results for the nine months ended May 31, 2018 are not necessarily indicative of results for the full fiscal year.

The unaudited consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc. and Africhise, Inc. These entities are collectively referred herein to as Poverty Dignified, or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Since it has been classified as a discontinued operation, the balance sheet amounts and results of operations for My Power Solutions, Inc. in South Africa have been reclassified from their historical presentation to assets and liabilities of discontinued operation on the Consolidated Balance Sheets and to discontinued operation on the Consolidated Statements of Operations and Comprehensive Loss, respectively, for all periods presented. Losses associated with impairment of assets are recorded in discontinued operation in the period of the disposal. The Consolidated Statements of Cash Flows has also been reclassified for assets, liabilities and results of the discontinued operation for all periods presented. See Note 9 for more details regarding the discontinued operation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2018, the Company had cash of $1,956, a working capital deficit of $2,449,181 and a stockholders’ deficit of $2,450,210. The Company has incurred net losses from start-up costs and minimal operations since inception to May 31, 2018 and has ceased operations of its subsidiary, My Power Solutions, Inc. in South Africa. As a result, as of May 31, 2018, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s $2,459,768 of total liabilities at May 31, 2018 includes $94,892 of convertible notes that were repaid subsequent to May 31, 2018. Additionally, it includes $1,055,630 of notes payable to a related party, $937,775 of accrued payroll expenses due to Company management and $6,725 due to an officer of the Company, all of which we can continue delay payment. On June 21, 2018, we received net proceeds totaling $125,000 from a convertible note payable. As such, we believe we have the capabilities and available resources to continue for the next twelve months, although we cannot guarantee that we will be able to do so.

Plan of Operation

As a renewable energy Company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. Even though the Company recently announced the decision to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa, it also announced that a new team has been assembled to lead the restructuring and recapitalization efforts of the Company’s continued expansion into Africa.

With a new leadership team now in place, plans are being initialized to redirect the operational focus away from the former electrification model of 20 to 100 homes at a time, in favor of building a more robust infrastructure to provide “community-wide” solar and “community-wide” internet connectivity, with an expanded capacity to power thousands of homes at a time. New plans call for recapitalization from private investors, and once obtained, this new cash infusion will enable the installation of a 9.9-Megawatt solar park to electrify a major informal settlement in South Africa. This new direction and recapitalization will accelerate the growth of the Company and ensure the operational capacity to promote a redefined and strategic expansion on a much greater scale. The Company plans a major announcement in August to discuss in detail the Company’s strategic refocus and proposed acquisitions.

Risks and Uncertainties

Poverty Dignified’s activities are subject to significant risks and uncertainties, including failing to secure funding to execute its plan of operation.

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

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At May 31, 2018 and August 31, 2017, the Company had cash in foreign bank accounts of $-0- and $5,107, respectively. These foreign cash balances are included in current assets of discontinued operation.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of May 31, 2018, property and equipment consists of computer equipment with a total cost of $1,607 and accumulated depreciation of $1,607. At August 31, 2017, property and equipment consists of computer equipment and solar equipment for containers with a total cost of $55,673 and accumulated depreciation $2,168. The net book value of the solar equipment for containers of $53,505 at August 31, 2017 was classified as an asset of the discontinued operation. Depreciation expense for the three and nine month periods ended May 31, 2018 was minimal and is included in loss from discontinued operation. Depreciation expense for the three and nine month periods ended May 31, 2017 was $10 and $275, respectively.

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As a result of the discontinued operation in South Africa, during the nine month period ended May 31, 2018, the solar equipment for containers was written down to its net realizable value of $-0- and the Company recognized a loss on impairment of $54,141.

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

Revenue from Continuing Operations

There are no revenues from continuing operations for the three and nine month periods ended May 31, 2018 and 2017.

Revenue from Discontinued Operation

Revenue from discontinued operation was earned the based on the following:

Initial Franchise Fees – The Company executed franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements required the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise was recognized when the Company had substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance occurred when the Company had (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee was required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items was recognized upon delivery of the assets. The Company deferred revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones were met.

Continuing Royalty Payments – Royalities of 14% of gross revenues on authorized products and services were recognized in the period in which they were earned.

Product Revenue – Product revenue represented amounts earned for equipment delivered and set up by the Company for digital classroom purposes within schools in its franchise markets, but not included in the franchises themselves. For products that included installation, and if the installation met the criteria to be considered a separate element, product revenue was recognized upon delivery, and installation revenue was recognized when the installation was complete. For revenue that included customer-specified acceptance criteria, revenue was recognized after the acceptance criteria had been met. Certain of the Company’s products required specialized installation. Revenue for these products was deferred until installation was completed.

There are no revenues from the discontinued operation for the three and nine month period ended May 31, 2018. For the three and nine month period ended May 31, 2017, revenues of $7,029 and $29,322 are included in loss from discontinued operation.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the three and nine month periods ended May 31, 2018 was $214. Total advertising expense for the three and nine month periods ended May 31, 2017 was $77 and $52,163, respectively, and is included in general and administrative expenses.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2018 and August 31, 2017, measured at fair value on a recurring basis:

May 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$37,318	$37,318

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$-	$-	$-	$-

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

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of income. No interest or penalties were recognized for the nine months ended May 31, 2018 or 2017.

Tax years 2015 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at May 31, 2018 or August 31, 2017.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the discontinued foreign operation of My Power Solutions, Inc. is the local currency. The assets and liabilities of the discontinued foreign operation for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The accumulated foreign currency translation adjustment is presented as a component of accumulated other comprehensive loss in the consolidated statement of changes in stockholders’ equity (deficit).

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation, including those of the discontinued operation. These reclassifications had no impact on previously reported stockholders’ deficit or net loss.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of operations.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There is a total of 9,497,394 and 8,511,850 shares of common stock issued and outstanding at May 31, 2018 and August 31, 2017, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of May 31, 2018, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the nine months ended May 31, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

As of May 31, 2018, of our 9,497,394 outstanding shares of common stock, 6,381,000 shares were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,195,157. During the nine months ended May 31, 2018, the Company issued 275,000 shares for stock compensation expense of $114,750. During the nine months ended May 31, 2017, the Company issued 150,000 shares for stock compensation expense of $112,500.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company maintains a month to month lease on its corporate headquarters location. The Company has a lease for the office of its discontinued operation in South Africa that expires in the Company’s fiscal fourth quarter, under which the remaining commitment is not significant.

Based on a recent performance review by Poverty Dignified Inc.’s Board of Directors, and disclosed in the Company’s 8-K filing on June 19, 2018, the decision was made to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa. As a result, there are pending disputes filed with the Commission for Conciliation, Mediation and Arbitration (CCMA) in South Africa. As the Company winds down its operations in South Africa, legal counsel has confirmed with management that any potential creditors including employees, vendors, consultants, contractors or other persons who may have claims against the Company, will be able to lodge the same with the appointed liquidator. The Company’s legal Counsel further stated that in their opinion it is not probable that the creditors will have claims against Poverty Dignified, Inc.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 13, 2017, the Company entered into a Securities Purchase Agreement whereas, Peak One Opportunity Fund, L.P. (the "buyer") wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $400,000 (which includes an aggregate purchase price of $370,000 and an original issue discount ("OID") of $30,000) (the “Debentures“). The Debentures are to be issued in three tranches. On April 21, 2017, the Company issued the first (the "Signing Debenture") of the three Debentures amounting to $100,000 of principal and a $10,000 OID. The Signing Debenture matures on April 21, 2020. At closing, the Company paid a commitment fee to the buyer of $2,500 and paid the buyer’s legal costs of $2,500, resulting in net proceeds of $85,000. The debenture was convertible at a conversion price of $1.50 up to 180 days. After 180 days, the conversion price is the lesser of (a) $1.50 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 30,000 shares of common stock to Peak One Investments, LLC (the General Partner of the buyer) upon execution of this agreement. In relation to this transaction, the Company also incurred deferred finance costs totaling $2,500 for legal fees and commitment fees and $8,500 for a due diligence fee. Accordingly, the Company recorded debt discount of $41,379 related to the restricted shares issued, based on the relative fair value allocation of the net proceeds between the face value of debentures and the fair value of the restricted shares and deferred finance costs of $11,000. During the nine months ended May 31, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $116,364, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded as a loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the nine months ended May 31, 2018, the holder effected five conversions for a total of 393,744 shares to extinguish a portion of the long-term convertible debenture. As a result, the Company recorded a loss on extinguishment of debt of $81,795.

On April 24, 2017, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $65,000. On April 24, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $65,000 in proceeds. The note is convertible at a conversion price of the lesser of (i) 50% of lowest trading price during the 25 days prior to the date of the note or (ii) 50% of the lowest trading price during the 25 days prior to the conversion date. At the closing, the Company paid legal and compliance fees of $2,750, a management fee to an affiliate of the buyer of $5,500 and a due diligence fee of $5,675 to the group that introduced the Company to the buyer. Accordingly, the Company recorded a debt discount of $65,000, with $51,075 attributable to the allocation to the beneficial conversion feature and $13,925 related to deferred finance costs. During the six months ended February 28, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $68,506, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to reclassify the beneficial conversion feature. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the nine months ended May 31, 2018, the holder effected five conversions for a total of 300,000 shares to extinguish a portion of the convertible note payable. As a result, the Company recorded a loss on extinguishment of debt of $86,636. The convertible note payable to Auctus Fund, LLC matured on January 5, 2018 but was not repaid at that date. Under the terms of the note agreement, the failure to pay the outstanding balance on the note by the maturity date constitutes an event of default. Due to the event of default, the outstanding principal amount increased by $15,000, the interest rate increased to 24% and the unpaid principal and accrued interest increased to 150% of the previous outstanding amount. As such, the Company has recorded a debt default penalty expense of $46,288 for the nine months ended May 31, 2018.

On November 15, 2017, the Company issued a convertible note to Power Up Lending Group, LTD.  for $48,000. The note bears interest at 12%, matures on August 20, 2018, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 140% of the outstanding balance. As a result, the Company recorded a loss on debt prepayment of $21,077.

On November 15, 2017, the Company entered into a Securities Purchase Agreement whereas, Morningview Financial, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $55,000. On November 15, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $50,000 in proceeds, after a $5,000 original issue discount. The note matures on November 15, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,000. Accordingly, the Company recorded a debt discount of $12,000. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $63,442, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 140% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a gain on debt prepayment of $7,028.

On December 18, 2017, the Company entered into a Securities Purchase Agreement whereas, EMA Financial, LLC (the "buyer") wishes to purchase from the Company an 8% convertible note for a principal amount of $56,000. On December 18, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $53,000 in proceeds, after a $3,000 original issue discount. The note matures on December 18, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $8,000. Accordingly, the Company recorded a debt discount of $11,000. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $64,948, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 150% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a loss on debt prepayment of $3,179.

On December 21, 2017, the Company entered into a Securities Purchase Agreement whereas, Crown Bridge Partners, LLC (the "buyer") wishes to purchase from the Company securities consisting of the Company’s 8% convertible notes payable for an aggregate principal amount of up to $120,000 (which includes an aggregate purchase price of $106,500 and an original issue discount ("OID") of $13,500). The convertible notes payable are to be issued in three tranches. On December 21, 2017, the Company issued the first of the three convertible notes payable amounting to $40,000 of principal and a $4,500 OID. At closing, the Company paid the buyer’s legal costs of $1,500, resulting in net proceeds of $34,000. The note is convertible at a conversion price of 55% of the lowest trading price during the 25 days prior to the conversion date. If the determined conversion price is less than $.050, then the conversion price is 40% of the lowest trading price during the 25 days prior to the conversion date. This convertible note payable matures on December 21, 2018. As additional consideration, the Company issued a Common Stock Purchase Warrant (the “warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. Due to the provisions of the warrant, the warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. The value of $7,332 at issuance was attributed to debt discount. Additionally, at issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $64,698, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liabilities are revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 150% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a gain on debt prepayment of $20,195.

The following table summarizes the balances of convertible notes payable:

	May 31, 2018	August 31, 2017

Convertible notes payable, net of discounts:
Auctus Fund, LLC, in default	$93,863	$32,500
	$93,863	$32,500

Long term convertible debenture, net of discounts:
Peak One Opportunity Fund I, L.P.	$1,029	$53,441
	$1,029	$53,441

Amortization of the debt discounts recorded as interest expense during the three and nine months ended May 31, 2018 totaled $35,589 and $129,934, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of May 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used at May 31, 2018 and August 31, 2017:

	May 31, 2018	August 31, 2017

Expected term	0.00 - 1.89 years	-
Expected average volatility	0% - 119%	-
Expected dividend yield	-	-
Risk-free interest rate	0.00% - 2.40%	-

The following table summarizes the balances of derivative liabilities:

	May 31, 2018	August 31, 2017

Peak One Opportunity Fund I, L.P. – BCF	$20,924	$-
Auctus Fund, LLC – BCF	16,394	-
	$37,318	$-

The derivative liabilities associated with Morningview Financial, LLC, EMA Financial, LLC, and Crown Bridge Partners, LLC were removed when the corresponding convertible notes payable were repaid on May 11, 2018.

The following table summarizes the change in derivative liabilities included in the balance sheet for the nine months ended May 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2017	$-
Addition of new derivative liabilities as debt discounts, upon issuance of warrants and convertible notes	122,000
Addition of new derivative liabilities as debt discount, upon holder’s option becoming active	73,782
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	138,433
Reclassification of beneficial conversion feature to derivative liabilities	51,075
Reduction in derivative liabilities due to conversions of convertible notes to common stock	(110,040)
Reduction in derivative liabilities due to payoff of convertible notes payable	(183,131)
Gain on change in fair value of the derivative liabilities	(54,801)
Balance - May 31, 2018	$37,318

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended May 31, 2018 and 2017, respectively.

	Nine months Ended
	May 31,
	2018	2017
Day one loss due to derivative liabilities on convertible notes and warrants	$138,433	$-
Gain on change in fair value of the derivative liabilities	(54,801)	-
Loss on change in the fair value of derivative liabilities	$83,632	$-

NOTE 7 – INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through May 31, 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using effective tax rates is as follows:

	May 31, 2018	August 31, 2017

Deferred tax assets:
Net operating loss carryforwards	$605,154	$933,112
Foreign net operating losses	224,597	-
Organization costs	53,055	94,116
Accrued payroll	196,933	269,324
Gross deferred tax asset	1,079,739	1,296,552
Valuation allowance	(1,079,739)	(1,296,552)
Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at a rate of 21% and 35% for federal income taxes for the nine months ended May 31, 2018 and 2017, respectively, and at 28% for foreign income taxes is as follows:

	2018	2017
Income tax computed at the federal statutory rate	$(193,147)	$(228,923)
Foreign income tax	(102,145)	-
Impact of rate change from 35% to 21%	512,105	-
Total	216,813	(228,923)
Change in valuation allowance	(216,813)	228,923
Provision for income taxes	$-	$-

As of May 31, 2018, the Company had net operating loss carryforwards in the amount of $3,683,816, of which $2,881,684 was incurred in the U.S. and $802,132 was the result of cumulative operating losses of the Company’s subsidiaries in South Africa, which have now been discontinued. Because of the Company’s lack of earnings history and uncertainty regarding the usability of the losses from its discontinued operation in South Africa, the net operating loss carryforwards and other deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $216,813 and increased by $228,923 during the nine months ended May 31, 2018 and 2017, respectively.

Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of May 31, 2018, the Company has issued 6,381,000 shares of common stock to various stockholders, under restricted stock agreements or in exchange for cash and services. The Company issued 275,000 shares under restricted stock agreements during the nine months ended May 31, 2018.

Due to Officer

On March 13, 2016, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at May 31, 2018 and August 31, 2017 is $6,725 and $6,944, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $208,160 for working capital purposes in exchange for promissory notes. During the nine months ended May 31, 2018, Power It Perfect, Inc. loaned the Company an additional $580,800 for working capital and other purposes in exchange for promissory notes. All the notes bear interest at five percent per annum, are non-collateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The balance of the notes payable was $1,055,630 at May 31, 2018 and $486,373 at August 31, 2017. Accrued interest on the notes, which is included in accrued expenses, totaled $12,981 at May 31, 2018 and $4,626 at August 31, 2017. There are no conversion provisions associated with the notes.

NOTE 9 – DISCONTINUED OPERATION

In May 2018, the Company decided to withdraw all operations of My Power Solutions, Inc. in South Africa. The decision to cease the operations of My Power Solutions, Inc. in rural South African communities represents a strategic shift that impacts the Company’s financial reporting and results. As such, My Power Solutions, Inc. has been classified as a discontinued operation.

The major classes of line items constituting the loss from discontinued operation are presented in the table below.

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017

Revenue	$-0-	$7,029	$-0-	$29,322

Franchise and operating expenses	(93,851)	(137,175)	(310,661)	(314,508)

Loss on impairment of property and equipment	(54,141)	-	(54,141)	-

Loss from discontinued operation	$(147,992)	$(130,146)	$(364,802)	$(285,186)

The major components of the assets and liabilities of the discontinued operation are presented in the table below.

	May 31, 2018	August 31, 2017
Assets:
Prepaid expenses and other assets	$2,602	$8,796
Current assets of discontinued operation	2,602	8,796
Property and equipment	-	53,505
Total assets of continued operation	$2,602	$62,301

Liabilities:
Accounts payable	$17,696	$3,161
Accrued payroll and expenses	30,424	12,426
Other liabilities	206,999	206,999
Current liabilities of continued operation	$255,119	$222,586

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 16, 2018, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as noted below.

On June 8, 2018, the holder of the Auctus Fund, LLC convertible note payable converted principal and accrued interest of $5,260 into 75,000 shares of common stock.

On June 21, 2018, the Company entered into a new $128,000 12% convertible note payable agreement with Power Up Lending Group Ltd. The note matures on March 30, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date. After the payment of debt issuance costs totaling $3,000, net proceeds to the Company were $125,000.

On June 26, 2018, the Company paid the holder of the Auctus Fund, LLC convertible note payable $60,000 to settle all outstanding principal (including the default penalty) and accrued interest.

On June 27, 2018, the Company paid the remaining outstanding principal of $28,000 on its long term convertible debenture with Peak One Opportunity Fund, L.P.

On July 13, 2018, the Company entered into a new $83,500 10% convertible note payable agreement with EMA Financial, LLC. The note matures on April 13, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 50% of the lowest trade price of Common Stock during 10 Trading Days immediately preceding conversion. After the payment of debt issuance costs totaling $9,010, net proceeds to the Company were $74,490.

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

Background Overview

Poverty Dignified, Inc. was incorporated in the State of Nevada in September 2013. We were formed to operate as a renewable energy company, incubating franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. In March 2015, we sold our first franchise in South Africa and began generating minimal revenues. However, in May 2018, following an operational review, we determined that our initial operating structure and business plan were not sustainable. Due to losses from a lack of significant revenues and higher than expected expenses due to training on-the-ground personnel, the implementation of solar installations and the instability of the political environment, the Company ceased all established operations in South Africa.

Plan of Operation

As a renewable energy Company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. Even though the Company recently announced the decision to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa, it also announced that a new team has been assembled to lead the restructuring and recapitalization efforts of the Company’s continued expansion into Africa.

With a new leadership team now in place, plans are being initialized to redirect the operational focus away from the former electrification model of 20 to 100 homes at a time, in favor of building a more robust infrastructure to provide “community-wide” solar and “community-wide” internet connectivity, with an expanded capacity to power thousands of homes at a time. These new plans call for recapitalization from private investors, and once obtained, this new cash infusion will enable the installation of a 9.9-Megawatt solar park to electrify informal settlements in South Africa. We believe this new direction and recapitalization will accelerate the growth of the Company and ensure the operational capacity to promote a redefined and strategic expansion on a much greater scale.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2018, the Company had cash of $1,956, a working capital deficit of $2,449,181 and a stockholders’ deficit of $2,450,210. The Company has incurred net losses from start-up costs and minimal operations since inception to May 31, 2018 and has ceased operations of its subsidiary, My Power Solutions, Inc. As a result, as of May 31, 2018, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s $2,459,768 of total liabilities at May 31, 2018 includes $94,892 of convertible notes that were repaid subsequent to May 31, 2018. Additionally, it includes $1,055,630 of notes payable to a related party, $937,775 of accrued payroll expenses due to Company management and $6,725 due to an officer of the Company, all of which we can continue delay payment. On June 21, 2018, we received net proceeds totaling $125,000 from a convertible note payable.

However, in order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company and by securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plan of operation described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

Results of Operations

In May 2018, following an operational review, the Company decided to withdraw all operations of My Power Solutions, Inc. in South Africa. The decision to cease the operations of My Power Solutions, Inc. in rural South African communities represents a strategic shift that impacts the Company’s financial reporting and results. As such, My Power Solutions, Inc. in South Africa has been classified as a discontinued operation. Since it has been classified as a discontinued operation, the results of operations for My Power Solutions, Inc. have been reclassified from their historical presentation to loss from discontinued operation for all periods presented. Losses associated with disposals of assets have also been recorded in the loss from discontinued operation in the period of the disposal.

For the three and nine months ended May 31, 2018

There were no revenues from continuing operations for the three and nine months ended May 31, 2018.

Our expenses for the nine months ended May 31, 2018 were related to professional fees of $84,117, and general and administrative costs of $365,150. General and administrative costs primarily consisted of payroll expenses of $219,661, non-cash stock-based compensation expense of $114,750 and $11,596 of travel related costs. $193,644 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team.

Additionally, we incurred interest expense of $175,096 for the nine months ended May 31, 2018, primarily due to interest on our related party and convertible notes payable and amortization of the debt discounts on the convertible notes payable.

The Company recorded a loss on the changes in fair value of derivative liabilities of $83,632 for the nine months ended May 31, 2018. As a result of conversions of convertible debt during the nine months ended May 31, 2018, the Company recorded a loss on extinguishment of debt of $168,431. Additionally, due to an event of default on one of its convertible notes payable, the Company recorded debt default penalty expense of $46,288 during the nine months ended May 31, 2018.

Significant expense and loss items for the three months ended May 31, 2018 included payroll of $56,962, non-cash stock-based compensation expense of $29,000, interest expense of $54,390 and loss on extinguishment of debt of $78,340. These were offset by a gain on valuation of derivative liabilities of $43,537 during the three months ended May 31, 2018.

For the three and nine months ended May 31, 2018, we recognized a loss from discontinued operation of $147,992 and $364,802, respectively. The loss from discontinued operation was primarily derived from payroll costs, professional fees and a loss on the disposal of property and equipment.

For the three and nine months ended May 31, 2017

There were no revenues from continuing operations for the three and nine months ended May 31, 2017.

Our expenses for the nine months ended May 31, 2017 were related to professional fees of $108,926, and general and administrative costs of $660,542. General and administrative costs primarily consisted of payroll expenses of $358,825, non-cash stock-based compensation expense of $112,500, advertising expenses of $52,163 and $93,929 of travel related costs. $226,864 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team.

Significant expense and loss items for the three months ended May 31, 2017 included payroll of $119,678, non-cash stock-based compensation expense of $112,500, and $16,094 of travel related costs.

Additionally, we incurred interest expense of $15,318 and $24,057, respectively, for the three and nine months ended May 31, 2017, primarily due to interest on our related party and convertible notes payable and amortization of the debt discounts on the convertible notes payable.

For the three and nine months ended May 31, 2017, we recognized a loss from discontinued operation of $130,146 and $285,186, respectively. The loss from discontinued operation included revenues of $7,029 and $29,322 for the three and nine months ended May 31, 2017, respectively. However, cost of revenue and operating expenses, such as payroll and professional fees, led to an overall loss from discontinued operation.

Liquidity and Capital Resources

As of May 31, 2018, we had cash of $1,956 and had a net decrease in cash of $83 during the nine months ended May 31, 2018. We recently announced the decision to withdraw all operations of our wholly owned subsidiary, My Power Solutions, Inc., in South Africa and, as such, we currently have no revenue generating activities.

However, as a renewable energy Company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. Plans are being initialized to redirect the operational focus away from the former electrification model of 20 to 100 homes at a time, in favor of building a more robust infrastructure to provide “community-wide” solar and “community-wide” internet connectivity, with an expanded capacity to power thousands of homes at a time, starting with the installation of a 9.9-Megawatt solar park to electrify informal settlements in South Africa.

We do not currently have enough cash on hand to deploy this new plan of operation. In order to execute our new plan, we are pursuing a recapitalization from private investors. We believe this new direction and recapitalization, once obtained, will accelerate the growth of the Company and ensure the operational capacity to promote a redefined and strategic expansion on a much greater scale. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital.

Additionally, we cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. Historically, for immediate working capital needs and purposes, the Company has borrowed funds from a related party and $1,055,630 remains outstanding under notes payable to this related party at May 31, 2018.

The Company's primary source of operating funds since inception has been equity financings through a private placement. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 36,000 shares of common stock at the offering price of $1.50 per share for proceeds of $54,000. During the nine months ended May 31, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

During the year ended August 31, 2017, the Company entered into two separate convertible note payable agreements, which provided net proceeds of $125,075, after payment of debt issuance costs totaling $24,925. Repayment on these notes was made through a combination of holder effected conversions of principal and interest into common stock and cash repayments made by the Company. Subsequent to May 31, 2018, the remaining balances of each these two notes was repaid. During the nine months ended May 31, 2018, the Company entered into four separate convertible note payable agreements for an aggregate principal amount of $199,000. After original issue discounts and debt issuance costs totaling $32,000, net proceeds to the Company were $167,000. In May 2018, the outstanding balances of each of these notes were repaid by the Company from funds borrowed under the notes payable to related party. For the short-term, the Company was able to leverage the capital from all these convertible notes to reinforce its foundation as a solid renewable energy Company and position itself for restructuring and accelerated growth potential.

On June 21, 2018, the Company entered into a new $128,000 12% convertible note payable agreement with Power Up Lending Group Ltd. The note matures on March 30, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date. After the payment of debt issuance costs totaling $3,000, net proceeds to the Company were $125,000.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of May 31, 2018, we have issued 6,381,000 shares of our common stock to various shareholders, under restricted stock agreements or in exchange for cash and services. Since inception, we have recognized total expense of $6,195,157. During the nine months ended May 31, 2018, we issued 275,000 under restricted stock agreements for stock-based compensation expense totaling $114,750. During the nine months ended May 31, 2017, the Company issued 150,000 shares for stock compensation expense of $112,500.

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

As of July __, 2018, while we have hired a third-party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Based on a recent performance review by Poverty Dignified Inc.’s Board of Directors, and disclosed in the Company’s 8-K filing on June 19, 2018, the decision was made to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa. As a result, there are pending disputes filed with the Commission for Conciliation, Mediation and Arbitration (CCMA) in South Africa. As the Company winds down its operations in South Africa, legal counsel has confirmed with management that any potential creditors including employees, vendors, consultants, contractors or other persons who may have claims against the Company, will be able to lodge the same with the appointed liquidator. The Company’s legal Counsel further stated that in their opinion it is not probable that the creditors will have claims against Poverty Dignified, Inc.

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

Poverty Dignified, Inc.

Dated: July 16, 2018	By:	/s/ John K. Lowther
John K. Lowther
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ George C. Critz, III
George C. Critz, III
Vice-President and Chief Financial Officer (Principal Financial Officer)

