Form 10-K
period 2018-08-31
Poverty Dignified, Inc.
filed 2018-12-14
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-55558

POVERTY DIGNIFIED, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3754609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

330 Grapevine Highway

Hurst, Texas 76054

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (719) 761-1869

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 13, 2018, there were 11,390,152 shares of common stock, par value $0.0001 per share, outstanding. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $936,200.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

Introduction

Poverty Dignified, Inc. (“we,” “us,” “our,” “Poverty Dignified” or the “Company”) is a renewable energy company, incubating business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe.

My Power Solutions, Inc. (“MPS”), a wholly owned subsidiary of Poverty Dignified, was incorporated in the State of Nevada on March 13, 2014 for the purpose of providing a sustainable business model for rural communities. Africhise, Inc. (“Africhise”), a wholly owned subsidiary of Poverty Dignified, was formed in the State of Delaware on August 28, 2015 to be the franchise management arm of MPS’s franchise operations in Africa. My Power Solutions Bahamas, Inc. (“MPS Bahamas”), a wholly owned subsidiary of MPS, was formed in the State of Delaware on June 14, 2018 to pursue opportunities to provide renewable energy solutions throughout the Bahamas, but to date has no operations.

The report of our independent registered public accounting firm on our consolidated financial statements for the years ended August 31, 2018 and 2017 contains an explanatory paragraph regarding our ability to continue as a going concern. Our net loss for the year ended August 31, 2018 was $1,811,740 and our accumulated deficit as of August 31, 2018 was $11,596,587. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Corporate History

We were incorporated in the State of Nevada on September 27, 2013 and are headquartered in Hurst, Texas. On June 18, 2015, the registration of our common stock pursuant to Section 12(g) of the Securities Act of 1933, as amended (the “Securities Act”), was declared effective. On April 27, 2016, we received clearance for our ticker symbol, PVDG.

Business Overview

We were formed to operate as a renewable energy company, incubating franchise business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. From inception through May 2018, we were primarily focused on building a franchise model that was replicable and generating a franchise disclosure document to begin placing franchise units on the ground in South Africa. In March 2015, we sold our first franchise unit in South Africa and began generating minimal revenues. We received funding for two additional franchise units but they never commenced operations. The Company worked with many organizations in South Africa to position itself for growth but was unable to achieve its goals.

In early 2018, our board of directors undertook a review of the MPS operations in South Africa and sent a consultant to South Africa to assess the operations and provide guidance. The review revealed a lack of significant revenues and higher than expected expenses due to training on-the-ground personnel and the implementation of solar installations, as well as instability in the political environment in South Africa. Based on the results of this review, our board of directors determined that the established operating structure and our initial business plan for MPS in South Africa were not sustainable. Accordingly, in May 2018, we decided to withdraw all operations of MPS in South Africa. The High Court in South Africa has assigned a liquidator to review the assets of MPS in South Africa, evaluate the claims of any potential creditors and eventually draw up a liquidation and distribution account. When accepted by the Master of the High Court, the liquidation process will be complete. MPS in South Africa has been classified as a discontinued operation.

We are currently developing a new business plan and are moving away from the franchise model that we have pursued in the past. We remain committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy.

Intellectual Property

We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property rights. We also have a number of registered and unregistered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We do not have any patents or patent applications pending.

Employees

As of December 13, 2018, we have two full-time employees. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future.

Item 1A. Risk Factors.

The risk factors noted in this section and other factors noted throughout this Annual Report on Form 10-K (this “Form 10-K”), including those risks identified in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Form 10-K.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors on our consolidated financial statements for the years ended August 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. We have sustained operating losses each year since our inception in 2013. Our net losses for the years ended August 31, 2018 and 2017 were $1,811,740 and $1,540,175, respectively. As of August 31, 2018, we had an accumulated deficit of $11,596,587. Continuing losses may exhaust our capital resources and force us to discontinue our operations. Our ability to continue as a going concern is dependent upon our ability to raise capital and/or generate sufficient operating revenue to support our operations as we execute our business plan. If we are unable to obtain capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations. We do not believe we currently have the capabilities and available resources to continue for the next twelve months.

We have a limited operating history and are in the process of changing our business model, which makes it difficult to evaluate our future prospects.

We began operations in September 2013. To date, our activities have been largely limited to developing our business plan, endeavoring to implement our franchise business model and raising capital. On March 30, 2015, we sold our first and only operational franchise unit, but we subsequently suspended operations of such franchise unit in May 2018. This limited operating history makes it difficult to evaluate our business and prospects. In addition, as we move away from our franchise business model and work on developing a new business model, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Our likelihood of success must be evaluated in light of such challenges and variables associated with a shift in business strategy. We may not be successful in our efforts to implement a new business model, or we may incur greater costs than expected, both of which would materially adversely affect our business, results of operations or financial condition.

We have experienced significant losses, have generated minimal revenues, expect losses to continue for the foreseeable future and may never achieve or maintain profitability.

We do not currently have any commercialized products and have not generated any significant revenue since our inception. We expect to increase our operating expenses as we develop, refine and implement our new business model, and we do not know if such new business model will be effective. As a result, we may not be able to successfully achieve or sustain profitability in any future period. Our successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

We will require additional financing to grow our business, and failure to obtain such financing would have a material adverse effect on our business, operating results, financial condition and prospects.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. As of August 31, 2018, we had cash and cash equivalents of $1,819 and we have generated limited cash flow from operations since inception. We will require additional financing to address our working capital needs, continue our development efforts, support business operations, fund continuing operating losses, and respond to unanticipated capital requirements. There can be no assurance that we will be able to obtain equity or debt financing on acceptable terms, if at all, to implement our growth strategy. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders. To the extent that any required additional financing is not available, or not available on terms acceptable to us, we will not have adequate capital to finance our current growth plans or take advantage of business opportunities. As a result, our ability to continue in business may be jeopardized and we may need to curtail our operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. Further, there can be no assurance that such a plan will be successful. Such a plan could have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization in bankruptcy.

We are significantly dependent on our chief executive officer and chief financial officer.

Our business plan is significantly dependent upon the abilities and continued participation of Kevin Lowther, our Chief Executive Officer and a member of the board of directors, and George C. Critz III, our Chief Financial Officer and a member of the board of directors. The loss or unavailability to us of their services could have an adverse effect on our business, operations and prospects. We may not be able to obtain new management under the same financial arrangements, or at all. In the event that we are unable to locate or employ personnel to replace Mr. Lowther and/or Mr. Critz, we may be required to cease operations.

Our management has limited experience in our targeted industry.

Messrs. Lowther and Critz have limited experience in developing a business incubation company in the developing world as well as the renewable energy distribution business in general. Accordingly, we will need to recruit or to contract individuals with specialized skills and knowledge relating to our targeted industry, but we do not currently have funds available to do so. Until additional capital is available, we are reliant upon Messrs. Lowther and Critz to make appropriate management decisions.

We may develop new opportunities that may not gain market acceptance, and our significant costs in researching and developing new products and services may not result in sufficient revenue to offset those costs or to produce profits.

Our business is focused on the introduction of new products and new businesses needed in the developing world and our industry is characterized by frequent and rapid technological and economic advances. As a result, we may be required to expend funds and commit resources to research and development activities, possibly requiring additional personnel and travel. We may invest in equipment employing new production techniques for existing products and new technologies, which may fail to generate adequate returns on our investment due to insufficient productivity, functionality or market acceptance of the products for which such equipment may be used. We could, therefore, incur significant capital expenditures that do not result in sufficient revenue to make those investments profitable.

We may incur various costs and risks associated with doing business in developing markets.

We are seeking to operate in the developing world, which makes us vulnerable to political, economic and social instability. Many areas of the developing world have experienced political, economic and social uncertainty in recent years, including an economic crisis characterized in some cases by increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Political, economic and social instability in these countries may have an adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

Because we intend to do business in emerging markets around the globe, we may be subject to the Foreign Corrupt Practice Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers (as defined by the statute,) for the purpose of obtaining or retaining business. For example, we intend to have operations and enter into agreements with third parties in Africa and the Bahamas and our potential activities in those areas could create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors that we engage, even though they may not always be subject to our control. Violations of the FCPA may cause us to be subject to severe criminal or civil sanctions, and we may incur other liabilities which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

There is a limited to no market for our common stock, which may make it difficult for you to sell your stock.

We are currently quoted on the OTCQB under the ticker symbol PVDG. However, as of the date of this filing, we have very little trading volume. As a result, investors may be unable to liquidate their investment for any reason.

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock may be volatile. This volatility may prevent an investor from being able to sell its shares at or above the price such investor paid for its shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	actual or anticipated fluctuations in our quarterly or annual financial results;
•	additional needs for financing;
•	failure of industry or securities analysts to establish or maintain coverage of our Company, changes in financial estimates by any industry or securities analysts that follow our Company or our failure to meet such estimates;
•	market factors, including rumors, whether or not correct, involving our Company, our products, or our competitors;
•	fluctuations in stock market prices and trading volumes of securities of similar companies;
•	sales or anticipated sales of large blocks of our stock;
•	short selling of our common stock by investors;
•	additions or departures of key personnel;
•	announcements of new commercial relationships, acquisitions or entry into new markets by us or our competitors;
•	failure of any of our initiatives to achieve commercial success;
•	regulatory or political developments;
•	changes in accounting principles or methodologies;
•	litigation or governmental investigations;
•	negative publicity about us in the media and online;
•	supply shortages for any of our products; and
•	general financial market conditions or events.

Our common stock is considered a “penny stock,” and thereby subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered a low-priced security, or “penny stock,” under rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define penny stocks as equity securities with a market price or exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks include but are not limited to the following: (i) stocks that trade at a price less than $5.00 per share; (ii) stocks that are not traded on a “recognized” national exchange; and (iii) stocks that are issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three year period, or with average revenues of less than $6.0 million for the past three years.

The principal effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock will be subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 of the Exchange Act. Rules 15g-2 through 15g-9 impose additional sales practice requirements on broker-dealers who sell penny stock securities to anyone other than established customers. For example, unless an exemption applies, broker-dealers are required to determine whether a penny stock transaction is suitable for a particular investor based on his or her financial situation and whether that investor has sufficient knowledge and experience to evaluate the risk of the transaction. Before the transaction, the broker-dealer must also deliver to the investor a written statement that sets forth the basis on which the broker-dealer made the suitability determination. Finally, among other requirements, broker-dealers must also disclose commissions payable to the broker-dealer and other persons associated with the transaction, provide current quotations for the securities, and provide monthly statements disclosing recent price information for penny stocks held in the account. As a result of these regulations, broker-dealers may be less willing to execute penny stock transactions. Compliance with these and other requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, because our common stock is considered “penny stock,” we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

We may take a minority stake in another company or concept as compensation for incubating a business.

If we enter into an incubation agreement with a business other than one of our wholly owned subsidiaries, we may seek a significant minority stake in the target company. Because we would intend to remain a minority stakeholder, we would lack control over the operations, resulting in increased risk of loss of our investment in such an incubated business. Therefore, it will be important to conduct lengthy due diligence on any business that we intend to incubate. Despite a lengthy and thorough due diligence process, we may fail to uncover certain facts or risks related to the incubated business.

Because our executive officers and directors are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from other stockholders or investors.

As of December 13, 2018, our directors and executive officers collectively beneficially own 30.3% of our outstanding common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or Bylaws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

The sales practice requirements of the Financial Industry Regulatory Authority (“FINRA”) may limit an investor’s ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. Furthermore, we cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our consolidated financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Based on our evaluation at August 31, 2018, we concluded that we had “material weaknesses” in our control environment and financial reporting process consisting of the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors. These material weaknesses resulted in ineffective oversight in the establishment and monitoring of certain required internal control and procedures and inadequate segregation of duties consistent with our control objectives.

To date, while we have a third-party consultant help us with our public reporting and disclosures, we have not taken action to correct the material weaknesses identified in our internal controls over financial reporting. Once we have additional sales activities and has sufficient personnel available, then our board of directors, in connection with the aforementioned weaknesses, will implement the following remediation measures: we will create a position to segregate duties consistent with control objectives and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. In addition, we plan to appoint one or more outside directors to our board of directors who shall then be appointed to an audit committee, resulting in a fully-functioning audit committee that will oversee the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management, when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall then be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors. We cannot assure you that the measures we plan to take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. Any inability to establish appropriate internal financial reporting controls and procedures could cause us to fail to meet our reporting obligations, result in the restatement of our consolidated financial statements, harm our operating results, subject us to regulatory scrutiny and sanctions, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

We have incurred increased costs as a public company which may affect our profitability.

As a public company, we incur significant legal, accounting and other expenses that do not apply to private companies. We are also subject to the SEC’s rules and regulations relating to public disclosure, which generally involve a substantial expenditure of financial resources. In order to meet the demands and financial reporting requirements as a public reporting company, compliance with SEC rules and regulations significantly increases our legal and financial compliance costs. Some of our activities as a public company are time-consuming and costly, and management may need to increase compensation for our senior executive officers, engage additional senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

Public company compliance may make it difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and other rules subsequently implemented by the SEC have required various changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. We also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 330 Grapevine Highway, Hurst, Texas, 76054. Our telephone number is (719) 761-1869. We lease this facility on a month-to-month basis. We believe this facility can adequately meet our needs over the next 12 months.

Item 3. Legal Proceedings.

On June 6, 2018, we commenced liquidation proceedings relating to the operations of MPS in South Africa. On July 17, 2018, the High Court in South Africa placed MPS under a provisional order of liquidation and assigned a liquidator to review the assets of MPS in South Africa, evaluate the claims of any potential creditors and eventually draw up a liquidation and distribution account. When accepted by the Master of the High Court, the liquidation process will be complete.

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently not traded on any exchange, but is quoted on the OTCQB under the ticker symbol PVDG. The following table provides the high and low closing bid price information for our common stock for each quarterly period within the two most recent years as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2018:
First Quarter	$5.01	$0.30
Second Quarter	$0.50	$0.20
Third Quarter	$0.51	$0.15
Fourth Quarter	$0.35	$0.18

Fiscal Year 2017:
First Quarter	$2.00	$1.00
Second Quarter	$2.00	$2.00
Third Quarter	$2.00	$2.00
Fourth Quarter	$2.00	$2.00

Holders

As of November 26, 2018, there are approximately 96 record holders of our common stock.

Recent Sales of Unregistered Securities

Between August 31, 2017 and August 31, 2018, we issued the following securities that were not registered under the Securities Act. None of the following transactions involved any underwriters, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access to sufficient information about us to make an informed investment decision. The sales of these securities were made without any general solicitation or advertising.

Stock Issuances

Each of the following transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) as a transaction not involving a public offering:

•	On October 11, 2017, we issued 6,000 shares of our common stock to Lovie Withers for an aggregate purchase price of $9,000.

•	On October 11, 2017, we issued 10,800 shares of our common stock to Matthew Alpeter for an aggregate purchase price of $8,100.

•	On January 30, 2018, we issued 75,000 shares of our common stock to the Robert Rowan & Angela Rowan Joint Trust with Right of Survivorship as subsequent additional consideration in connection with its investment in a franchise unit that never became operational.

•	On January 30, 2018, we issued 100,000 shares of our common stock to the John P. Gross & Edith B. Gross Joint Trust with Right of Survivorship as subsequent additional consideration in connection with its investment in a franchise unit that never became operational.

•	On March 28, 2018, we issued 100,000 shares of our common stock to Andries Steyn as compensation for services provided for MPS in South Africa.

•	On June 14, 2018, we issued 300,000 shares of our common stock to Kenneth Allen Napier as compensation for consulting services.

•	On June 19, 2018, we issued 200,000 shares of our common stock to The Believers Church, Inc. as subsequent additional consideration in connection with its investment in a franchise unit and the subsequent closure of the operating franchise and termination of the related franchise agreement.

•	On June 20, 2018, we issued 35,000 shares of our common stock to David Newman as compensation for legal services.

Warrants

On December 21, 2017, we issued a warrant to Crown Bridge Partners, LLC (“Crown Bridge”) as additional consideration for a note purchased by Crown Bridge (the “Crown Bridge Warrant”). Pursuant to the terms of the Crown Bridge Warrant, Crown Bridge holds the right to purchase 32,000 shares of our common stock at an exercise price of $1.25 over an exercise period of five years.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). Actual results could differ materially from those discussed in or implied by forward- looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Poverty Dignified, Inc. and its consolidated subsidiaries.

Overview

Poverty Dignified, Inc. (“we,” “us,” “our,” “Poverty Dignified” or the “Company”) is a renewable energy company, incubating business concepts designed to affect the individual, community and local economy in rural and peri-urban areas across the globe. To date, we have invested in developing our business plan, developing relationships with a variety of potential marketplaces, developing our wholly owned subsidiary, My Power Solutions, Inc. (“MPS”), and developing our franchise agreement. On March 30, 2015, we sold our first franchise. We formed Africhise, Inc. (“Africhise”), a wholly owned subsidiary of the Company, on August 28, 2015 to be the franchise management arm of MPS’s franchise operations in Africa. In May 2018, we ceased operations of MPS in South Africa (“MPS South Africa”). On June 14, 2018, we formed My Power Solutions Bahamas, Inc. (“MPS Bahamas”) to offer renewable energy solutions to the Commonwealth of The Bahamas. However, MPS Bahamas has yet to establish business operations and did not engage in any material business activity during the year ended August 31, 2018. As of the date of this filing, we have no operational franchises.

Since our inception on September 27, 2013 to August 31, 2018, we have generated minimal revenues, all of which were related to our now discontinued operation, and have an accumulated loss of $11,596,587. Historically, we have raised capital through private sales of our common stock. As of August 31, 2018, 6,916,000 of our 10,107,394 outstanding shares of common stock were issued to various stockholders in exchange for services and/or under restricted stock agreements. With respect to those shares, since inception, the Company has recognized total expense of $6,323,072.

Because MPS South Africa has been classified as a discontinued operation, the balance sheet amounts and results of operations for MPS South Africa have been reclassified from their historical presentation to assets and liabilities of discontinued operation on the Consolidated Balance Sheets and to discontinued operation on the Consolidated Statements of Operations and Comprehensive Loss, respectively, for all periods presented. Losses associated with impairment of assets are recorded in discontinued operation in the period of the disposal. The Consolidated Statements of Cash Flows have also been reclassified for assets, liabilities and results of the discontinued operation for all periods presented.

Liquidity and Capital Resources

Going Concern

The report of our independent registered public accounting firm on our consolidated financial statements for the years ended August 31, 2018 and 2017 contains an explanatory paragraph regarding our ability to continue as a going concern. As of August 31, 2018, the Company had cash of $1,819, a working capital deficit of $2,811,077 and a stockholders’ deficit of $2,811,077. The Company has incurred net losses from start-up costs, has minimal operations since inception to August 31, 2018, and has ceased operations of MPS South Africa. Based on the Company’s current progress in its business plan, it has not successfully implemented its plan to mitigate the going concern issue. Specifically, the Company has no operational franchises, and has not been effective in reducing operational expenses. As a result, as of August 31, 2018, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company intends to accrue for management salaries and defer certain payments. The Company’s $2,825,162 of total liabilities at August 31, 2018, includes $1,114,207 of notes payable to a related party, $1,013,863 of accrued payroll expenses due to Company management, and $6,725 due to an officer of the Company, all of which we believe we can continue to delay payment. Between June 21, 2018 and November 6, 2018, we received net proceeds totaling $354,080 from four convertible notes payable. The first payments on these notes are due in March 2019. Additionally, these notes can be repaid through conversion into the Company’s common stock. However, we do not believe we currently have the capabilities and available resources to continue for the next twelve months.

To continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

Equity Offerings

The Company’s primary source of operating funds since inception has been equity financings through private placements of the Company’s common stock. Between January 2014 and November 2014, the Company raised $1,182,180 from the sale of common stock. These proceeds were used to fund the Company’s operations, research and development, and marketing of its franchise opportunities. Additionally, the Company has borrowed funds from a related party for working capital purposes and $1,114,207 remains outstanding under notes payable to this related party as of August 31, 2018.

In March 2017, the Company commenced a private offering of shares of its common stock, whereby the Company offered 2,000,000 shares at a price of $1.50 per share in order to raise up to an additional $3,000,000 in growth capital (the “Private Offering”). Pursuant to the terms of the Private Offering, the Company had the option to sell shares at a price lower than $1.50 per share. Between March 2017 and December 2017, pursuant to the Private Offering, the Company issued (i) 154,800 shares of common stock at a discounted price of $0.75 per share for aggregate proceeds of $116,100 and (ii) 55,700 shares of common stock at the offering price of $1.50 per share for aggregate proceeds of $83,550.

Convertible Notes

Since August 31, 2017, the Company has engaged in the following transactions:

•	On April 13, 2017, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which Peak One purchased securities from the Company consisting of the Company’s convertible debentures which were scheduled to mature and become due three years from issuance for an aggregate principal amount of up to $400,000 (which included an aggregate purchase price of $370,000 and an original issue discount of $30,000) (the “Peak One Debentures“). The Peak One Debentures were to be issued in three tranches. On April 21, 2017, the Company issued the first tranche of the Peak One Debentures (the “Tranche One Debenture”) in the principal amount of $100,000. As additional consideration for the Tranche One Debenture, the Company issued 30,000 shares of the Company’s common stock to Peak One Investments, LLC (the general partner of Peak One). The Company did not issue any additional Peak One Debentures. During the year ended August 31, 2018, Peak One’s option to convert the Tranche One Debenture became active and the Company recorded a derivative liability of $116,364, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded as a loss on valuation of derivative liabilities. As of August 31, 2018, Peak One had effected five conversions, converting a portion of the Tranche One Debentures into a total of 393,744 shares of common stock (the “Conversions”). As a result of the Conversions, the Company recorded a loss on the extinguishment of debt in the amount of $81,795. On June 27, 2018, the Company repaid the Tranche One Debenture, including a prepayment percentage of 140% of the Tranche One Debenture. As a result, the Company recorded a loss on debt prepayment of $5,891.

•	On April 24, 2017, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”), pursuant to which Auctus purchased a convertible note in the principal amount $65,000 from the Company (the “First Auctus Note”). During the year ended August 31, 2018, Auctus effected six conversions, converting a portion of the First Auctus Note into a total of 375,000 shares of the Company’s common stock. As a result, the Company recorded a loss on extinguishment of debt of $96,454. The First Auctus Note matured on January 5, 2018, but was not repaid on the maturity date. Under the terms of the First Auctus Note, the failure to pay the outstanding balance on the maturity date constituted an event of default. Due to the event of default, the outstanding principal amount increased by $15,000, the interest rate increased to 24% and the unpaid principal and accrued interest increased to 150% of the previous outstanding amount. As such, the Company has recorded a debt default penalty expense of $43,938 for the year ended August 31, 2018. On June 26, 2018, the Company repaid the First Auctus Note, including a prepayment penalty. However, the prepayment included a waiver of certain debt default penalties. Accordingly, the Company recorded a gain on debt prepayment of $37,164.

•	On November 15, 2017, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the principal amount of $48,000 (the “First Power Up Note”). On May 11, 2018, the Company repaid the First Power Up Note, including a prepayment percentage of 140% of the outstanding balance. As a result, the Company recorded a loss on debt prepayment of $21,077.

•	On November 15, 2017, the Company entered into a Securities Purchase Agreement with Morningview Financial, LLC (“Morningview”), pursuant to which Morningview purchased a convertible promissory note in the principal amount of $55,000 (the “Morningview Note”). The option to convert was active at issuance and the Company recorded a derivative liability of $63,442, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. On May 11, 2018, the Company repaid the Morningview Note, including a prepayment percentage of 140% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a gain on debt prepayment of $7,028.

•	On December 18, 2017, the Company entered into a Securities Purchase Agreement with EMA Financial, LLC (“EMA”), pursuant to which EMA purchased a convertible promissory note in the principal amount of $56,000 (the “First EMA Note”). The option to convert was active at issuance and the Company recorded a derivative liability of $64,948, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. On May 11, 2018, the Company repaid the First EMA Note, including a prepayment percentage of 150% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a loss on debt prepayment of $3,179.

•	On December 21, 2017, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC pursuant to which the Company would issue convertible promissory notes in the aggregate principal amount of $120,000, to be issued in three tranches (the “Crown Bridge Notes”). On December 31, 2017, the Company issued the first tranche of the Crown Bridge Notes, in the principal amount of $40,000 with an original issue discount of $4,500 (the “First Crown Bridge Note”). As additional consideration, the Company issued a Common Stock Purchase Warrant (the “Crown Bridge Warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of five years. Due to the provisions of the Crown Bridge Warrant, the Crown Bridge Warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. The value of $7,332 at issuance was attributed to debt discount. Additionally, the option to convert was active at issuance and the Company recorded a derivative liability of $64,698, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. On May 11, 2018, the Company repaid the First Crown Bridge Note, including a prepayment percentage of 150% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a gain on debt prepayment of $20,195. The Company does not intend to issue any additional Crown Bridge Notes.

•	On June 21, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the principal amount of $128,000 (the “Second Power Up Note”). The Second Power Up Note bears interest at 12%, matures on March 30, 2019, and is convertible into common stock at 58% of the lowest three closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The conversion option under the Second Power Up Note does not become active until 180 days after the issuance date.

•	On July 13, 2018, the Company entered into a Securities Purchase Agreement with EMA, pursuant to which EMA purchased a convertible promissory in the principal amount of $83,500, which resulted in $81,830 in proceeds after a $1,670 original issue discount (the “Second EMA Note”). The Second EMA Note matures on April 12, 2019. The Second EMA Note is convertible at a conversion price of 50% of the lowest trading price during the 10 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,340. Accordingly, the Company recorded a debt discount of $9,010. The option to convert was active at issuance and the Company recorded a derivative liability of $48,702, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

•	On September 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $53,000, resulting in $50,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000 (the “Third Power Up Note”). The note matures on July 15, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On November 6, 2018, the Company issued a convertible promissory note to Auctus in the amount of $111,000, resulting in $97,250 of net proceeds to the Company after the payment of debt issuance costs totaling $12,750 (the “Second Auctus Note”). The Second Auctus Note matures on August 6, 2019 and bears interest at 12%. The Second Auctus Note is convertible into shares of common stock at the lesser of market price at the date of the conversion or 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice.

Although Securities Purchase Agreements are referenced in a number of the above described transactions, and each counterparty in these transactions has provided us with the amount of funds described above, we have not received copies of the Securities Purchase Agreements executed by the counterparties. Therefore, the above described Securities Purchase Agreements may not be enforceable.

Related Party Notes Payable

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $208,160 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2018, Power It Perfect, Inc. loaned the Company an additional $678,358 for working capital and other purposes in exchange for promissory notes (collectively, the “PIP Notes”). All of the PIP Notes bear interest at 5% per annum, are noncollateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The outstanding balance of the PIP Notes was $1,114,207 and $486,373 at August 31, 2018 and 2017, respectively. Accrued interest on the PIP Notes, which is included in accrued expenses, totaled $2,300 and $4,626 at August 31, 2018 and 2017, respectively. The PIP Notes are not convertible.

Discontinued Operations

In May 2018, we ceased all operations of MPS South Africa. As a result, the Company currently has no operations. Though we formed MPS Bahamas on June 14, 2018, MPS Bahamas is not currently operational and has engaged in no material business activity. The Company needs to generate additional revenue or raise additional capital to be able to accomplish its business plan. In the interim, the Company intends to accrue for management salaries.

From inception to August 31, 2018, we have generated minimal revenues, all of which were related to our now discontinued operation, and have accumulated losses totaling $11,596,587, of which $6,323,072 was non-cash compensation. Although we do believe we will continue to need the services of our founders and consultants, we do not believe that we will continue to issue large quantities of stock for those services. Stock to our founders and consultants was tendered at par value and for various services. In addition, we issued significant amounts of stock in exchange for services. We do not believe that we will continue this trend in the future. Furthermore, by ceasing all operations of MPS South Africa, we reduced the total operating expenses from $1,084,980 in 2017 to $769,528 in 2018.

Cash

As of August 31, 2018, we had cash of $1,819, reflecting a net decrease in cash of $220 for the year. We do not currently have enough cash on hand to deploy our business plan in 2019. To achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and by securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

Results of Operations

Year Ended August 31, 2018

For the year ended August 31, 2018, the Company earned no revenues from continuing operations or discontinued operations. The Company incurred a net loss from continuing operations of $1,246,373 and a loss from discontinued operations of $565,367.

Our expenses for the year ended August 31, 2018 were related to professional fees of $128,768, non-cash stock-based franchise settlement expenses of $145,750, and general and administrative costs of $495,010. General and administrative costs primarily consisted of payroll expenses of $295,981, $96,915 of non-cash stock-based compensation, $1,702 in advertising and $80,079 of travel related costs. Of the payroll expenses, $269,732 related to amounts accrued for, but not paid to, the Company’s management team.

Additionally, we incurred interest expense of $203,464 for the year ended August 31, 2018, primarily due to interest on the PIP Notes and convertible notes payable and amortization of the debt discounts on the convertible notes payable.

Year Ended August 31, 2017

Our expenses for the year ended August 31, 2017 were related to research and development of $558, professional fees of $159,337, and general and administrative costs of $925,085. General and administrative costs primarily consisted of payroll expenses of $456,528, $150,000 of non-cash stock-based compensation, $155,189 in advertising and $113,781 of travel related costs. Of the payroll expenses, $291,964 related to amounts accrued for, but not paid to, the Company’s management team.

Additionally, we incurred interest expense of $56,205 for the year ended August 31, 2017, primarily due to interest on our related party and convertible notes payable and amortization of the debt discounts on the convertible notes payable.

For the year ended August 31, 2017, there were franchise revenues of $10,857, related primarily to our royalty fees and other items related to franchise operations, and franchise expenses of $19,220, from the costs of certain items provided to launch the first franchise. Also during the year ended August 31, 2017, we recognized $15,936 of revenue and $20,222 of cost of revenue associated with product sale and installation of equipment for digital classroom purposes within a school in our initial franchise market, but not included in our initial franchise unit. These franchise and product revenues and associated costs are included in the loss from discontinued operation of $398,990 for the year ended August 31, 2017.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expenses and other current assets, current assets of discontinued operation, accounts payable, accrued payroll expenses, accrued expenses, current liabilities of discontinued operation, derivative liabilities, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Form 10-K.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Form 10-K (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

2)	inadequate segregation of duties consistent with control objectives.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control.

As of December 13, 2018, while we have a third party consultant help us with our public reporting and disclosures, we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our board of directors, in connection with the aforementioned weaknesses, plans to implement the following remediation measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to raise additional funds through our capital raise to allocate to these control objectives. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Resignation of Directors

On October 2, 2018, Lloyd Bustard tendered his resignation from the board of directors of the Company.

On October 17, 2018, Ken Napier tendered his resignation from the board of directors of the Company.

Issuance of Convertible Notes

On July 13, 2018, the Company entered into a Securities Purchase Agreement with EMA, pursuant to which EMA purchased a convertible promissory in the principal amount of $83,500, which resulted in $81,830 in proceeds after a $1,670 original issue discount (the “Second EMA Note”). The Second EMA Note matures on April 12, 2019. The Second EMA Note is convertible at a conversion price of 50% of the lowest trading price during the 10 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,340. Accordingly, the Company recorded a debt discount of $9,010. The option to convert was active at issuance and the Company recorded a derivative liability of $48,702, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On September 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $53,000, resulting in $50,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000 (the “Third Power Up Note”). The note matures on July 15, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

On November 6, 2018, the Company issued a convertible promissory note to Auctus Fund, LLC in the amount of $111,000, resulting in $97,250 of net proceeds to the Company after the payment of debt issuance costs totaling $12,750 (the “Second Auctus Note”). The Second Auctus Note matures on August 6, 2019 and bears interest at 12%. The Second Auctus Note is convertible into common shares at the lesser of market price at the date of the conversion or 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice.

Issuance of Promissory Notes

During the year ended August 31, 2018, the Company issued promissory notes to Power It Perfect, Inc. (“PIP”) in exchange for $678,358 for working capital and other purposes (collectively, the “PIP Notes”). All of the PIP Notes bear interest at 5% per annum, are noncollateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The PIP Notes are not convertible.

Stock Repurchase Letter of Intent

On June 22, 2018, we entered into a Letter of Intent with The Believers Church, Inc., pursuant to which we agreed to repurchase 150,000 shares of common stock held by The Believers Church, Inc. on November 1, 2018 at a price of $1.00 per share. On November 1, 2018, we did not have sufficient cash available to repurchase the shares from The Believers Church, Inc. As of the filing of this Form 10-K, we have not fulfilled our obligations under the Letter of Intent. As such, we have recorded a liability and corresponding expense of $150,000 in the accompanying financial statements for the amount due to The Believers Church, Inc. The liability is included in current liabilities of discontinued operation on the Consolidated Balance Sheet for the year ended August 31, 2018, and the expense is reflected in the loss from discontinued operation in the Consolidated Statement of Operations and Comprehensive Loss for the year ended August 31, 2018. If we do receive sufficient cash to fulfill the $150,000 obligation, we will not request for The Believers Church, Inc. to return the 150,000 shares of common stock they hold.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Title
John Kevin Lowther	51	President, Chief Executive Officer, Director
George C. Critz, III	53	Chief Financial Officer, Director

John Kevin Lowther, President, Chief Executive Officer and Director:

Mr. Lowther has served as the President, CEO, and Chairman of the Board of the Company since its formation in 2013. Mr. Lowther also serves as President of MPS. From February 2014 to October 2018, Mr. Lowther also served as the CEO and Chairman of the Board for Power It Perfect, Inc., a company focused on energy production and reduction technologies. Prior to his service with the Company, Mr. Lowther served from September 2009 until January 2012 as the Vice President of Two Rivers Water Company in Denver, Colorado, a water and farming company. Prior to his service with Two Rivers Water Company, Mr. Lowther served as an inventor for Slide Sledge Technologies, Inc., a hand-tool manufacturing company, from October 1999 until September 2007 where he participated in every stage of the invention process. Mr. Lowther was selected to serve as Chairman of the Board of the Company because of his 24 years of business development experience in both private and publicly traded companies.

George C. Critz, III, Chief Financial Officer and Director:

Mr. Critz serves as the Chief Financial Officer and as a member of the Board of Directors of the Company, and has served in such capacities since the Company was founded in September 2013. Mr. Critz also served as the Chief Financial Officer and as a director of Power It Perfect, Inc., a company focused on energy production and reduction technologies, from February 2014 through October 2018. Mr. Critz is currently a member of Enverdia, LLC, and has served in such capacity since December 2007. From November 2010 to November 2011, Mr. Critz worked on the sales team at WebVisible, LLC. From July 2009 until June 2010, Mr. Critz was a design consultant with Arizona Internet Marketing, Inc. Mr. Critz was selected to serve on the Board of Directors based on the leadership skills, strategic guidance and experience he brings to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that the following Reporting Persons failed to comply with the Section 16(a) filing requirements:

•	John Kevin Lowther, our President, Chief Executive Officer and director, has never filed a Form 3.
•	George C. Critz III, our Chief Financial Officer and director, has never filed a Form 3.
•	Lloyd P. Bustard, a former director, has never filed a Form 3 and failed to file a Form 4 reporting one transaction.
•	Ken Napier, a former director, has never filed a Form 3 and failed to file a Form 4 reporting one transaction.
•	Jonathan Biggs, who owns more than 10% of our outstanding common stock, has never filed a Form 3 and failed to file a Form 4 reporting two transactions in our common stock.

Code of Conduct and Ethics

We have not adopted a code of ethics that applies to our principal executive, financial and accounting officers due to the small size of our organization and limited resources.

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

Item 11. Executive Compensation.

The following table summarizes the overall compensation of our named executive officers for the fiscal years ended August 31, 2018 and August 31, 2017. Our named executive officers are John Kevin Lowther and George C. Critz, III.

Summary Compensation Table

Name and Principal Position	Year Ended August 31,	Salary ($) (1)	Total ($)

John Kevin Lowther	2018	180,000	180,000
President, Chief Executive Officer and Director	2017	180,000	180,000

George C. Critz, III	2018	120,000	120,000
Chief Financial Officer and Director	2017	120,000	120,000

________

(1)	Salaries represent amounts earned by, but not actually paid to, the named executive officers for the fiscal years presented. Salaries have been accrued to the named executive officers and payments have been delayed until the Company has sufficient capital available.

Employment Agreements

We do not have any written employment agreements with our named executive officers. We have agreed to the following compensation arrangements with our named executive officers:

•	John Kevin Lowther is entitled to receive $180,000 per year for his services as President and Chief Executive Officer of the Company.
•	George C. Critz, III is entitled to receive $120,000 per year for his services as Chief Financial Officer of the Company.

Director Compensation

Directors are not entitled to receive compensation for services rendered to the Company or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of November 26, 2018 for:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our voting securities;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, a person is generally deemed to beneficially own a security if such person has sole or shared voting or investment power with respect to that security, including with respect to options and warrants that are currently exercisable or exercisable within 60 days. Except as indicated in the footnotes below, we believe, based on the information furnished or available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to community property laws where applicable.

Applicable percentage ownership is based on 11,390,152 shares of common stock outstanding at November 26, 2018:

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number	%

Directors and Executive Officers:
John Kevin Lowther	2,000,000	17.6%
George C. Critz, III (2)	1,450,000	12.7%
All directors and executive officers as a group (3 persons)	3,450,000	30.3%

Other 5% Stockholders:
Jonathan Biggs	1,409,000	12.4%
Andrew & Angela Thacker Living Trust	1,000,000	8.8%

_____________

(1)	The address of each stockholder is c/o Poverty Dignified, Inc., 330 Grapevine Highway, Hurst, Texas 76054.
(2)	Includes 1,000,000 shares owned by Enverdia, LLC. Mr. Critz is the managing member of Enverdia, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Set forth below is a description of transactions since September 1, 2016 in which (i) we have been a participant, (ii) the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (iii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of such individuals, had or will have a direct or indirect material interest.

Loans from Officers

On March 13, 2016, John Kevin Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at August 31, 2018 and 2017 is $6,725 and $6,944, respectively. This advance does not bear interest.

Accrued Payroll

From inception to August 31, 2018, the Company has accumulated accrued payroll expenses due to Company management in the amount of $1,013,863.

Related Party Notes Payable

John K. Lowther, Chief Executive Officer and Director of the Company, and George C. Critz III, Chief Financial Officer and Director of the Company, both served as executive officers and directors of PIP from February 2014 to October 2018. During the year ended August 31, 2016, PIP loaned the Company $208,160 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, PIP loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2018, PIP loaned the Company an additional $678,358 for working capital and other purposes in exchange for promissory notes. All of the PIP Notes bear interest at 5% per annum, are noncollateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The outstanding balance of the PIP Notes was $1,114,207 and $486,373 at August 31, 2018 and 2017, respectively. Accrued interest on the PIP Notes, which is included in accrued expenses, totaled $2,300 and $4,626 at August 31, 2018 and 2017, respectively. The PIP Notes are not convertible.

Director Independence

We are not currently subject to any standards regarding the “independence” of directors, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board of directors has determined that none of the directors are “independent directors” as defined in Rule 10A-3 promulgated under the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm during the years ended August 31, 2018 and 2017 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2018	August 31, 2017
Audit fees	$69,112	$56,261
Audited related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Spiegel Accountancy Corp.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2018 or 2017.

TAX FEES. Consists of fees billed for professional services for tax preparation and other tax services. Tax services for 2018 and 2017 will be/were rendered by a firm other than our principal auditor.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no other fees during fiscal 2018 or 2017.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1.	The following consolidated financial statements of Poverty Dignified, Inc., including the Report of Independent Registered Public Accounting Firm thereon and Notes to Consolidated Financial Statements:

Consolidated Balance Sheets as of August 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended August 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended August 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended August 31, 2018 and 2017

2.	The financial statement schedules have been omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description

3.1

Certificate of Incorporation of Poverty Dignified, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated February 6, 2015, filed with the SEC on February 6, 2015)

3.2	Bylaws of Poverty Dignified, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 dated February 6, 2015, filed with the SEC on February 6, 2015)

4.1*	Form of Common Stock Certificate

10.1*	Poverty Dignified, Inc. Restricted Stock Plan

10.1.2*	Form of Restricted Stock Award Agreement under the Poverty Dignified, Inc. Restricted Stock Plan

10.2*	Promissory Note, dated as of March 31, 2017, by and between Poverty Dignified, Inc. and Power It Perfect, Inc.

10.2.1*	Schedule of Omitted Promissory Notes by and between Poverty Dignified, Inc. to Power It Perfect, Inc.

10.3*	Letter of Intent, dated June 22, 2018, by and between Poverty Dignified, Inc. and The Believers Church, Inc.

21.1*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Poverty Dignified, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poverty Dignified, Inc.

Date: December 14, 2018	By:	/s/ John Kevin Lowther
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: December 14, 2018

/s/ John Kevin Lowther
John Kevin Lowther
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ George C. Critz, III
George C. Critz, III
Chief Financial Officer and Director
(Principal Accounting Officer and Principal Financial Officer)

POVERTY DIGNIFIED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Poverty Dignified, Inc.

Hurst, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Poverty Dignified, Inc. and subsidiary (the “Company”) as of August 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2018 and the related notes (collectively referred to as “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“United States”) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks.. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to management in the absence of an audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Ability of the Company to Continue As a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and its total liabilities exceed its total assets. The Company has a net loss from operations of $1,811,740 for the year ended August 31, 2018. As of August 31, 2018, the Company has cash of $1,819, a working capital deficit of $2,811,077, and a stockholders’ deficit of $2,811,077. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Convertible Notes Payable

As described in Note 6, the Company entered into various convertible notes payable agreements during the years ended August 31, 2018 and 2017. The resulting debt at August 31, 2018 and 2017 totaled $158,669 and $32,500, respectively. The value of the beneficial conversion feature of each debt instrument was based on maturity dates and estimated volatility rates, dividend yields, and risk-free interest rates. These factors required the application of significant judgement in determining the reasonableness of the inputs used by management, as well as the determination of the appropriate valuation model to determine the appropriate valuation of debt.

Discontinued Operation

As described in Note 10, the Company ceased operations of My Power Solutions, Inc., South Africa in May, 2018. As of December 14, 2018, management is still working to legally close the entity with no significant contingent expenses anticipated to complete this process. Prior periods presented in the financial statements related to the operations have been consolidated in the accompanying balance sheets, statements of operations and cash flows. These reclassifications have no effect on the total losses initially reported in prior periods. Significant judgement was necessary to determine the proper reclassification of discontinued assets, liabilities, revenues, and expenses as well as the allocation of indirect costs.

/s/ Spiegel Accountancy Corporation

We have served as the Company’s auditor since 2016

Pleasant Hill, California

December 14, 2018

POVERTY DIGNIFIED, INC.
CONSOLIDATED BALANCE SHEETS
As of August 31, 2018 and 2017

	August 31,
	2018	2017

ASSETS

Current assets
Cash	$1,819	$2,039
Prepaid expenses and other current assets	10,092	10,658
Current assets of discontinued operation	2,174	8,796
Total current assets	14,085	21,493

Property and equipment, net - discontinued operation	-	53,505

Total assets	$14,085	$74,998

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$53,777	$69,530
Notes payable - related party	1,114,207	486,373
Accrued payroll expenses	1,013,863	744,131
Accrued expenses	6,330	12,844
Due to officer	6,725	6,944
Convertible notes payable, net of discount of $52,831 and $32,500, respectively	158,669	32,500
Derivative liabilities	56,220	-
Current liabilities of discontinued operation	415,371	222,586
Total current liabilities	2,825,162	1,574,908

Long term convertible debenture, net of discount of $-0- and $46,559, respectively	-	53,441
Total liabilities	2,825,162	1,628,349

Stockholders' equity (deficit):
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 10,107,394 and 8,511,850 shares issued and outstanding as of August 31, 2018 and 2017, respectively	1,011	851
Additional paid in capital	8,812,361	8,272,310
Accumulated deficit	(11,596,587)	(9,784,847)
Accumulated other comprehensive loss - discontinued operation	(27,862)	(41,665)
Total stockholders' equity (deficit)	(2,811,077)	(1,553,351)

Total liabilities and stockholders' equity (deficit)	$14,085	$74,998

The accompanying notes are an integral part of these consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended August 31, 2018 and 2017

	Year Ended August 31,
	2018	2017

Operating expenses
Research and development	$-	$558
Professional fees	128,768	159,337
Stock-based franchise settlement expense	145,750	-

General and administrative
Payroll	295,981	456,528
Stock-based compensation expense	96,915	150,000
Advertising	1,702	155,189
Travel	80,079	113,781
Other	20,333	49,587
Total general and administrative	495,010	925,085

Total operating expenses	769,528	1,084,980

Net operating loss	(769,528)	(1,084,980)

Interest expense	(203,464)	(56,205)
Loss on valuation of derivative liabilities	(79,847)	-
Loss on extinguishment of convertible notes	(178,249)	-
Debt default penalty expense	(43,938)	-
Gain on repayment of convertible notes	28,653	-

Net loss from continuing operations	(1,246,373)	(1,141,185)

Loss from discontinued operation	(565,367)	(398,990)

Net loss	(1,811,740)	(1,540,175)

Other comprehensive income (loss):
Foreign currency translation adjustment - discontinued operation	13,803	(37,700)

Comprehensive loss	$(1,797,937)	$(1,577,875)

Basic and diluted net loss per common share
- Continuing operations	$(0.13)	$(0.14)
- Discontinued operation	(0.06)	(0.05)
Net loss per share	$(0.19)	$(0.19)

Weighted average common shares outstanding
- Basic and diluted	9,309,622	7,920,349

The accompanying notes are an integral part of these consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended August 31, 2018 and 2017

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance - August 31, 2016	7,328,848	$733	$7,274,198	$(8,244,672)	$(3,965)	$(973,706)

Issuance of common stock	978,002	97	770,679	-	-	770,776
Issuance of common stock as consideration for convertible note payable	30,000	3	26,376	-	-	26,379
Value of beneficial conversion features on convertible notes payable	-	-	51,075	-	-	51,075
Stock-based compensation	175,000	18	149,982	-	-	150,000
Net loss	-	-	-	(1,540,175)	-	(1,540,175)
Other comprehensive loss	-	-	-	-	(37,700)	(37,700)

Balance at August 31, 2017	8,511,850	851	8,272,310	(9,784,847)	(41,665)	(1,553,351)

Issuance of common stock	16,800	2	17,098	-	-	17,100
Issuance of common stock through conversion of convertible notes payable	768,744	78	331,443	-	-	331,521
Reclassification of beneficial conversion feature to derivative liabilities	-	-	(51,075)	-	-	(51,075)
Stock-based franchise settlement expense	375,000	37	145,713	-	-	145,750
Stock-based compensation expense	435,000	43	96,872	-	-	96,915
Net loss	-	-	-	(1,811,740)	-	(1,811,740)
Other comprehensive income	-	-	-	-	13,803	13,803

Balance at August 31, 2018	10,107,394	$1,011	$8,812,361	$(11,596,587)	$(27,862)	$(2,811,077)

The accompanying notes are an integral part of these consolidated financial statements.

POVERTY DIGNIFIED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2018 and 2017

	Year Ended August 31,
	2018	2017

Cash Flows From Operating Activities
Net loss from continuing operations	$(1,246,373)	$(1,141,185)
Loss from discontinued operation	(565,367)	(398,990)
Net loss	(1,811,740)	(1,540,175)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Stock-based franchise settlement expense	145,750	-
Stock-based compensation expense	96,915	150,000
Depreciation	-	275
Amortization of debt discounts	139,232	38,320
Loss on valuation of derivative liabilities	79,847	-
Loss on extinguishment of convertible notes	178,249	-
Debt default penalty expense	43,938	-
Gain on repayment of convertible notes	(28,653)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	566	(9,516)
Accounts payable	(15,753)	8,492
Accrued payroll expenses	269,732	268,084
Accrued expenses	20,801	8,517
Net cash used in operating activities - continuing operations	(315,749)	(677,013)
Adjustments to reconcile loss from discontinued operation to net cash used in operating activities - discontinued operation:
Loss on impairment of property and equipment of discontinued operation	54,141	-
Changes in discontinued operation assets and liabilities	199,407	122,080
Net cash used in operating activities - discontinued operation	(311,819)	(276,910)
Net cash used in operating activities	(627,568)	(953,923)

Cash Flows From Investing Activities
Purchases of property and equipment - discontinued operation	-	(54,065)
Net cash used In investing activities - discontinued operation	-	(54,065)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	678,358	313,450
Payments on notes payable - related party	(50,524)	(167,272)
Advances from (payments to) officer, net	(219)	1,447
Issuance of common stock	17,100	770,776
Proceeds from convertible notes payable	381,990	65,000
Repayments of convertible notes payable	(389,660)	-
Proceeds from long term convertible note payable	-	85,000
Debt issuance costs	(23,500)	(24,925)
Net cash provided by financing activities - continuing operations	613,545	1,043,476
Net cash provided by financing activities - discontinued operation	-	-
Net cash provided by financing activities	613,545	1,043,476

Effect of foreign currency translation - discontinued operation	13,803	(37,700)

Net decrease in cash	(220)	(2,212)
Cash - beginning of period	2,039	4,251
Cash - end of period	$1,819	$2,039

Non-Cash Financing Activities:
Original issue discount in connection with convertible notes payable	$12,500	$-
Original issue discount in connection with long term convertible debenture	$-	$10,000
Issuance of common stock through conversion of convertible notes payable	$331,521	$-
Reclassification of beneficial conversion feature to derivative liabilities	$51,075	$-
Debt discount in connection with common stock issued with long term convertible debenture	$-	$26,379
Debt discount in connection with beneficial converstion feature on convertible notes payable	$-	$51,075

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for interest	$53,631	$12,838

The accompanying notes are an integral part of these consolidated financial statements.

POVERTY DIGNIFIED, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS August 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Hurst, Texas. The Company was established as a renewable energy company, incubating solar technologies to establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. My Power Solutions Bahamas, Inc., a wholly-owned subsidiary of My Power Solutions, Inc., is a Delaware Corporation, and was formed on June 14, 2018 to establish itself as a renewable energy solutions company in the Bahamas.

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

The consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc., Africhise, Inc., and My Power Solutions Bahamas, Inc. However, My Power Solutions Bahamas, Inc. has yet to establish operations and has little to no activity during the year ended August 31, 2018. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as Poverty Dignified, or the Company.

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

Since it has been classified as a discontinued operation, the balance sheet amounts and results of operations for My Power Solutions, Inc. in South Africa have been reclassified from their historical presentation to assets and liabilities of discontinued operation on the Consolidated Balance Sheets and to discontinued operation on the Consolidated Statements of Operations and Comprehensive Loss, respectively, for all periods presented. Losses associated with impairment of assets are recorded in discontinued operation in the period of the disposal. The Consolidated Statements of Cash Flows has also been reclassified for assets, liabilities and results of the discontinued operation for all periods presented. See Note 10 for more details regarding the discontinued operation.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2018, the Company had cash of $1,819, a working capital deficit of $2,811,077 and a stockholders’ deficit of $2,811,077. The Company has incurred net losses from start-up costs and minimal operations since inception to August 31, 2018 and has ceased operations of its subsidiary, My Power Solutions, Inc. in South Africa. As a result, as of August 31, 2018, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will continue to borrow funds from affiliates as needed, and will accrue for management salaries and defer certain payments. The Company’s $2,825,162 of total liabilities at August 31, 2018 includes $1,114,207 of notes payable to a related party, $1,013,863 of accrued payroll expenses due to Company management, and $6,725 due to an officer of the Company, all of which we can continue to delay payment. During the fourth quarter of fiscal year 2018, we received net proceeds of $206,830 from two convertible notes payable. Also, subsequent to year-end, we received net proceeds totaling $147,250 from two convertible notes payable. For all these convertible notes payable, payments are not due until later in fiscal year 2019, or can be repaid through conversion into the Company’s common stock. As such, we believe we have the capabilities and available resources to continue for the next twelve months, although we cannot guarantee that we will be able to do so.

Plan of Operation

As a renewable energy Company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy.

Even though the Company recently announced the decision to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa, it also announced that a new team has been identified to lead the restructuring and recapitalization efforts of the Company’s re-entry into Africa. With a new leadership team now identified, plans are being initialized to redirect the operational focus away from the former electrification model of 20 to 100 homes at a time, in favor of building a more robust infrastructure to provide “community-wide” solar and “community-wide” internet connectivity, with an expanded capacity to power thousands of homes at a time. New plans call for recapitalization from private investors, and once obtained, this new cash infusion will enable the installation of a 9.9-Megawatt solar park to electrify a major informal settlement in South Africa. This new direction and recapitalization will accelerate the growth of the Company and ensure the operational capacity to promote a redefined and strategic expansion on a much greater scale.

In June 2018, the Company established My Power Solutions Bahamas, Inc. to begin offering renewable energy solutions throughout the Bahamas, but to date has no operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash

The Company maintains funds in financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). As such, funds are insured based on Federal Reserve limits. The Company has not experienced any losses in the past, and management believes it is not exposed to any significant credit risk on the current account balances. At times, cash balances may exceed insured limits.

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At August 31, 2018 and 2017, the Company had cash in foreign bank accounts of $-0- and $5,107, respectively. These foreign cash balances are included in current assets of discontinued operation.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of August 31, 2018, property and equipment consists of computer equipment with a total cost of $1,607 and accumulated depreciation of $1,607. At August 31, 2017, property and equipment consists of computer equipment and solar equipment for containers with a total cost of $55,673 and accumulated depreciation $2,168. The net book value of the solar equipment for containers of $53,505 at August 31, 2017 was classified as an asset of the discontinued operation. Depreciation expense for the year ended August 31, 2018 was minimal and is included in loss from discontinued operation. Depreciation expense for the year ended August 31, 2017 was $275.

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As a result of the discontinued operation in South Africa, during the year ended August 31, 2018, the solar equipment for containers was written down to its net realizable value of $-0- and the Company recognized a loss on impairment of $54,141.

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

Revenue from Continuing Operations

There are no revenues from continuing operations for the years ended August 31, 2018 and 2017.

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

Continuing Royalty Payments – Royalties of 14% of gross revenues on authorized products and services were recognized in the period in which they were earned.

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

There are no revenues from the discontinued operation for the year ended August 31, 2018. For the year ended August 31, 2017, revenues of $26,793 are included in loss from discontinued operation.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the years ended August 31, 2018 and 2017 was $1,702 and $155,189, respectively.

Research and Development

Research and development expenditures are charged to expense as incurred.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expenses and other current assets, current assets of discontinued operation, accounts payable, accrued payroll expenses, accrued expenses, current liabilities of discontinued operation, derivative liabilities, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at August 31, 2018 and August 31, 2017, measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
August 31, 2018
Liabilities
Derivative liabilities	$-	$-	$56,220	$56,220

August 31, 2017
Liabilities
Derivative liabilities	$-	$-	$-	$-

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

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of income. No interest or penalties were recognized for the years ended August 31, 2018 or 2017.

Tax years 2015 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at August 31, 2018 or 2017.

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

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There is a total of 10,107,394 and 8,511,850 shares of common stock issued and outstanding at August 31, 2018 and 2017, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of August 31, 2018, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently doing a Private Placement Memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the year ended August 31, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

As of August 31, 2018, of our 10,107,394 outstanding shares of common stock, 6,916,000 shares were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,323,072. During the year ended August 31, 2018, the Company issued 375,000 shares for franchise settlement expense of $145,750 and 435,000 shares for stock compensation expense of $96,915. During the year ended August 31, 2017, the Company issued 175,000 shares for stock compensation expense of $150,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company maintains a month to month lease on its corporate headquarters location. The Company had a lease for the office of its discontinued operation in South Africa that expired in the Company’s fiscal fourth quarter 2018.

Based on a recent performance review by Poverty Dignified Inc.’s Board of Directors, the decision was made to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa. As a result, My Power Solutions South African employees and consultants have filed a dispute with The Commission for Conciliation, Mediation and Arbitration (CCMA) in South Africa. As the Company winds down its local operations in South Africa, legal counsel has confirmed that the creditors of the Company will only have claims against the insolvent estate of the local external company and not against My Power Solutions, Inc. or Poverty Dignified Inc in the United States. It is therefore managements position that there is no probable recourse that will have an adverse effect on Poverty Dignified, Inc.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On April 13, 2017, the Company entered into a Securities Purchase Agreement whereas, Peak One Opportunity Fund, L.P. (the "buyer") wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $400,000 (which includes an aggregate purchase price of $370,000 and an original issue discount ("OID") of $30,000) (the “Debentures“). The Debentures are to be issued in three tranches. On April 21, 2017, the Company issued the first (the "Signing Debenture") of the three Debentures amounting to $100,000 of principal and a $10,000 OID. The Signing Debenture matures on April 21, 2020. At closing, the Company paid a commitment fee to the buyer of $2,500 and paid the buyer’s legal costs of $2,500, resulting in net proceeds of $85,000. The debenture was convertible at a conversion price of $1.50 up to 180 days. After 180 days, the conversion price is the lesser of (a) $1.50 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 30,000 shares of common stock to Peak One Investments, LLC (the General Partner of the buyer) upon execution of this agreement. In relation to this transaction, the Company also incurred deferred finance costs totaling $2,500 for legal fees and commitment fees and $8,500 for a due diligence fee. Accordingly, the Company recorded debt discount of $41,379 related to the restricted shares issued, based on the relative fair value allocation of the net proceeds between the face value of debentures and the fair value of the restricted shares and deferred finance costs of $11,000. During the year ended August 31, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $116,364, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded as a loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended August 31, 2018, the holder effected five conversions for a total of 393,744 shares to extinguish a portion of the long-term convertible debenture. As a result, the Company recorded a loss on extinguishment of debt of $81,795. On June 27, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 140% of the outstanding balance. As a result, the Company recorded a loss on debt prepayment of $5,891.

On April 24, 2017, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $65,000. On April 24, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $65,000 in proceeds. The note is convertible at a conversion price of the lesser of (i) 50% of lowest trading price during the 25 days prior to the date of the note or (ii) 50% of the lowest trading price during the 25 days prior to the conversion date. At the closing, the Company paid legal and compliance fees of $2,750, a management fee to an affiliate of the buyer of $5,500 and a due diligence fee of $5,675 to the group that introduced the Company to the buyer. Accordingly, the Company recorded a debt discount of $65,000, with $51,075 attributable to the allocation to the beneficial conversion feature and $13,925 related to deferred finance costs. During the year ended August 31, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $68,506, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to reclassify the beneficial conversion feature. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended August 31, 2018, the holder effected six conversions for a total of 375,000 shares to extinguish a portion of the convertible note payable. As a result, the Company recorded a loss on extinguishment of debt of $96,454. The convertible note payable to Auctus Fund, LLC matured on January 5, 2018 but was not repaid at that date. Under the terms of the note agreement, the failure to pay the outstanding balance on the note by the maturity date constitutes an event of default. Due to the event of default, the outstanding principal amount increased by $15,000, the interest rate increased to 24% and the unpaid principal and accrued interest increased to 150% of the previous outstanding amount. As such, the Company has recorded a debt default penalty expense of $43,938 for the year ended August 31, 2018. On June 26, 2018, the Company repaid the convertible note payable, including a prepayment penalty. However, the prepayment included a waiver of certain deft default penalties and, as such, the Company recorded a gain on debt prepayment of $37,164.

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

On December 21, 2017, the Company entered into a Securities Purchase Agreement whereas, Crown Bridge Partners, LLC (the "buyer") wishes to purchase from the Company securities consisting of the Company’s 8% convertible notes payable for an aggregate principal amount of up to $120,000 (which includes an aggregate purchase price of $106,500 and an original issue discount ("OID") of $13,500). The convertible notes payable are to be issued in three tranches. On December 21, 2017, the Company issued the first of the three convertible notes payable amounting to $40,000 of principal and a $4,500 OID. At closing, the Company paid the buyer’s legal costs of $1,500, resulting in net proceeds of $34,000. The note is convertible at a conversion price of 55% of the lowest trading price during the 25 days prior to the conversion date. If the determined conversion price is less than $.050, then the conversion price is 40% of the lowest trading price during the 25 days prior to the conversion date. This convertible note payable matures on December 21, 2018. As additional consideration, the Company issued a Common Stock Purchase Warrant (the “warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. Due to the provisions of the warrant, the warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. The value of $7,332 at issuance was attributed to debt discount. Additionally, at issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $64,698, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liabilities are revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 150% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability associated with the beneficial conversion feature, the Company recorded a gain on debt prepayment of $14,608. The warrant remains outstanding and the derivative liability associated with it was valued at $7,086 at August 31, 2018.

On June 21, 2018, the Company issued a convertible note to Power Up Lending Group, LTD. for $128,000. The note bears interest at 12%, matures on March 30, 2019, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date.

On July 13, 2018, the Company entered into a Securities Purchase Agreement whereas, EMA Financial, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $83,500. On July 13, 2018, the Company issued a convertible promissory note (the “note”) to the buyer for $81,830 in proceeds, after a $1,670 original issue discount. The note matures on April 12, 2019. The note is convertible at a conversion price of 50% of the lowest trading price during the 10 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,340. Accordingly, the Company recorded a debt discount of $9,010. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $48,702, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

The following table summarizes the balances of convertible notes payable:

	August 31,
	2018	2017

Auctus Fund, LLC, net of $32,500 discount	$-	$32,500
Power Up Lending Group, LTD, net of $2,333 discount	125,667	-
EMA Financial, LLC, net of $50,498 discount	33,002	-

Convertible notes payable, net of discount	$158,669	$32,500

Peak One Opportunity Fund I, L.P.	$-	$53,441

Long term convertible debenture, net of discount	$-	$53,441

Amortization of the debt discounts recorded as interest expense during the years ended August 31, 2018 and 2017 totaled $139,232 and $38,320, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of August 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used at August 31, 2018 and 2017:

	August 31,
	2018	2017

Expected term	0.614-4.31 years	-
Expected average volatility	85.45%-130.21%	-
Expected dividend yield	0.00%	-
Risk-free interest rate	2.46%-2.74%	-

The following table summarizes the balances of derivative liabilities:

	August 31,
	2018	2017

EMA Financial, LLC	$49,134	$-
Crown Bridge Partners, LLC - Warrant	7,086	-

Total derivative liabilities	$56,220	$-

The original derivative liabilities associated with Peak One Opportunity Fund I, L.P., Auctus Fund, LLC, Morningview Financial, LLC, EMA Financial, LLC, and Crown Bridge Partners, LLC-Beneficial Conversion Feature were removed when the corresponding convertible notes payable were repaid.

The following table summarizes the change in derivative liabilities included in the balance sheet for the year ended August 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - August 31, 2017	$-
Addition of new derivative liabilities as debt discounts, upon issuance of warrants and convertible notes	170,702
Addition of new derivative liabilities as debt discounts, upon holder's option becoming active	73,782
Addition of new derivative liabilities recognized as day one loss on derivatives from convertible notes	138,433
Reclassification of beneficial conversion feature to derivative liabilities	51,075
Reduction in derivative liabilities due to conversions of convertible notes to common stock	(110,962)
Reduction in derivative liabilities due to payoff of convertible notes payable	(208,224)
Gain on change in fair value of derivative liabilities	(58,586)

Balance - August 31, 2018	$56,220

The following table summarizes the loss on derivative liabilities included in the income statement for the years ended August 31, 2018 and 2017, respectively.

	Year Ended August 31,
	2018	2017

Day one loss due to derivative liabilities on convertible notes and warrants	$138,433	$-
Gain on change in fair value of derivative liabilities	(58,586)	-

Loss on change in fair value of derivative liabilities	$79,847	$-

NOTE 8 – INCOME TAXES

Due to continued operating losses, there is a full valuation against gross deferred tax assets for the period from inception through August 31, 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using effective tax rates is as follows:

	August 31,
	2018	2017

Net operating loss carryforwards	$630,534	$933,112
Foreign net operating losses	274,803	-
Organization costs	51,916	94,116
Accrued payroll	212,932	269,324

Gross deferred tax asset	1,170,185	1,296,552

Valuation allowance	(1,170,185)	(1,296,552)

Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes computed at a rate of 21% and 35% for federal income taxes for the years ended August 31, 2018 and 2017, respectively, and at 28% for foreign income taxes is as follows:

	Year Ended August 31,
	2018	2017

Income tax computed at the federal statutory rate	$(260,250)	$(399,415)
Foreign income tax	(152,351)	(111,717)
Non-deductible stock compensation expense	50,960	52,500
Impact of rate change from 35% to 21%	488,008	-
Other	-	(27,930)

Total	126,367	(486,562)

Change in valuation allowance	(126,367)	486,562

Provision for income taxes	$-	$-

As of August 31, 2018, the Company had net operating loss carryforwards in the amount of $3,983,980, of which $3,002,541 was incurred in the U.S. and $981,439 was the result of cumulative operating losses of the Company’s subsidiaries in South Africa, which have now been discontinued. Because of the Company’s lack of earnings history and uncertainty regarding the usability of the losses from its discontinued operation in South Africa, the net operating loss carryforwards and other deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $126,367 and increased by $486,562 during the years ended August 31, 2018 and 2017, respectively.

Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029. Federal net operating losses incurred in 2018 carryforward indefinitely.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Officer

On March 13, 2016, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at August 31, 2018 and 2017 is $6,725 and $6,944, respectively. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $208,160 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2018, Power It Perfect, Inc. loaned the Company an additional $678,358 for working capital and other purposes in exchange for promissory notes. All the notes bear interest at five percent per annum, are non-collateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The balance of the notes payable was $1,114,207 and $486,373 at August 31, 2018 and 2017, respectively. Accrued interest on the notes, which is included in accrued expenses, totaled $2,300 and $4,626 at August 31, 2018 and 2017, respectively. There are no conversion provisions associated with the notes.

NOTE 10 – DISCONTINUED OPERATION

In May 2018, the Company decided to withdraw all operations of My Power Solutions, Inc. in South Africa. The decision to cease the operations of My Power Solutions, Inc. in rural South African communities represents a strategic shift that impacts the Company’s financial reporting and results. As such, My Power Solutions, Inc. has been classified as a discontinued operation.

The major classes of line items constituting the loss from discontinued operation are presented in the table below.

	Year Ended August 31,
	2018	2017

Revenue	$-	$26,793
Franchise and operating expenses	(511,226)	(425,783)
Loss on impairment of property and equipment	(54,141)	-

Loss from discontinued operation	$(565,367)	$(398,990)

The major components of the assets and liabilities of the discontinued operation are presented in the table below.

	August 31,
	2018	2017

Assets:
Prepaid expenses and other assets	$2,174	$8,796

Current assets of discontinued operation	2,174	8,796

Property and equipment	-	53,505

Total assets of discontinued operation	$2,174	$62,301

Liabilities:
Accounts payable	$16,812	$3,161
Accrued payroll and expenses	41,560	12,426
Other liabilities	356,999	206,999

Current liabilities of discontinued operation	$415,371	$222,586

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 13, 2018, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as noted below.

On September 27, 2018, the Company entered into a new $53,000 12% convertible note payable agreement with Power Up Lending Group Ltd. The note matures on July 15, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date. After the payment of debt issuance costs totaling $3,000, net proceeds to the Company were $50,000.

On November 6, 2018, the Company issued a convertible promissory note to Auctus Fund, LLC in the amount of $111,000, resulting in $97,250 of net proceeds to the Company after the payment of debt issuance costs totaling $12,750. The note matures on August 6, 2019 and bears interest at 12%. The note is convertible into common shares at the lesser of market price at the date of the conversion or 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice.

