Form 10-K/A
period 2018-08-31
Poverty Dignified, Inc.
filed 2019-01-14
CIK 1591615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

6428 W. Wilkinson Boulevard, Suite 305

Belmont, North Carolina 28012

(Address of registrant’s principal executive offices)

330 Grapevine Highway

Hurst, Texas 76054

(Former address of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on December 14, 2018 (the “Original Report”). We are filing this Amendment to clarify certain disclosures related to our ability to continue as a going concern, as well as disclosures related to our business plans. Because these changes include changes to the notes to the financials included in the Original Report, we are filing a new consent of our auditors with this Amendment. Additionally, we are filing this amendment in order to provide additional exhibits of contracts and agreements described in the Original Report. In connection with the filing of this Amendment and pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment new certifications of our principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the filing of the Original Report. Material events may have occurred subsequent to the filing of the Original Report that are not reflected in this Amendment.

PART I

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

The report of our independent auditors on our consolidated financial statements for the years ended August 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. We have sustained operating losses each year since our inception in 2013. Our net losses for the years ended August 31, 2018 and 2017 were $1,811,740 and $1,540,175, respectively. As of August 31, 2018, we had an accumulated deficit of $11,596,587. Continuing losses may exhaust our capital resources and force us to discontinue our operations. Our ability to continue as a going concern is dependent upon our ability to raise capital and/or generate sufficient operating revenue to support our operations as we execute our business plan. If we are unable to obtain capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations. Unless we achieve revenue and obtain equity or debt financing as described below , we do not believe we currently have the capabilities and available resources to continue for the next twelve months.

To continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes generating revenue through operations and securing additional debt and/or equity financing. However, we may not be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations and be forced to discontinue its efforts to develop its business.

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

PART II

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

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company intends to accrue for management salaries and defer certain payments. The Company’s $2,825,162 of total liabilities at August 31, 2018, includes $1,114,207 of notes payable to a related party, $1,013,863 of accrued payroll expenses due to Company management, and $6,725 due to an officer of the Company, all of which we believe we can continue to delay payment. Between June 21, 2018 and November 6, 2018, we received net proceeds totaling $354,080 from four convertible notes payable. The first payments on these notes are due in March 2019. Additionally, these notes can be repaid through conversion into the Company’s common stock. Unless we achieve revenue and obtain equity or debt financing as described below, we do not believe we currently have the capabilities and available resources to continue for the next twelve months.

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

3.2	Bylaws of Poverty Dignified, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 dated February 6, 2015, filed with the SEC on February 6, 2015)
4.1	Form of Common Stock Certificate
4.2*	Warrant, dated as of December 21, 2017, by and between Poverty Dignified, Inc. and Crown Bridge Partners, LLC
10.1	Poverty Dignified, Inc. Restricted Stock Plan
10.1.2	Form of Restricted Stock Award Agreement under the Poverty Dignified, Inc. Restricted Stock Plan
10.2	Promissory Note, dated as of March 31, 2017, by and between Poverty Dignified, Inc. and Power It Perfect, Inc.
10.2.1	Schedule of Omitted Promissory Notes by and between Poverty Dignified, Inc. to Power It Perfect, Inc.
10.3	Letter of Intent, dated June 22, 2018, by and between Poverty Dignified, Inc. and The Believers Church, Inc.
10.4*	Letter of Support from Poverty Dignified, Inc. to My Power Solutions, Inc., dated as of October 20, 2017
10.5*	Securities Purchase Agreement, dated as of April 13, 2017, by and between Poverty Dignified, Inc. and Peak One Opportunity Fund I, L.P.
10.5.1*	Convertible Debenture, dated as of April 21, 2017, by and between Poverty Dignified, Inc. and Peak One Opportunity Fund I, L.P.
10.6*	Securities Purchase Agreement, dated as of April 24, 2017, by and between Poverty Dignified, Inc. and Auctus Fund, LLC
10.6.1*	Convertible Promissory Note, dated as of April 24, 2017, by and between Poverty Dignified, Inc. and Auctus Fund, LLC
10.7*	Securities Purchase Agreement, dated as of November 15, 2017, by and between Poverty Dignified, Inc. and Power Up Lending Group, LTD.
10.7.1*	Convertible Promissory Note, dated as of November 15, 2017, by and between Poverty Dignified, Inc. and Power Up Lending Group, LTD.
10.8*	Securities Purchase Agreement, dated as of November 15, 2017, by and between Poverty Dignified, Inc. and Morningview Financial, LLC
10.8.1*	Convertible Promissory Note, dated as of November 15, 2017, by and between Poverty Dignified, Inc. and Morningview Financial, LLC
10.9*	Securities Purchase Agreement, dated as of December 18, 2017, by and between Poverty Dignified, Inc. and EMA Financial, LLC
10.9.1*	Convertible Promissory Note, dated as of December 18, 2017, by and between Poverty Dignified, Inc. and EMA Financial, LLC
10.10*	Securities Purchase Agreement, dated as of December 21, 2017, by and between Poverty Dignified, Inc. and Crown Bridge Partners, LLC
10.10.1*	Convertible Promissory Note, dated as of December 21, 2017, by and between Poverty Dignified, Inc. and Crown Bridge Partners, LLC
10.11*	Securities Purchase Agreement , dated as of June 21, 2018, by and between Poverty Dignified, Inc. and Power Up Lending Group, LTD.
10.11.1*	Convertible Promissory Note, dated as of June 21, 2018, by and between Poverty Dignified, Inc. and Power Up Lending Group, LTD.
10.12*	Securities Purchase Agreement, dated as of July 13, 2018, by and between Poverty Dignified, Inc. and EMA Financial, LLC
10.12.1*	10% Convertible Note, dated as of July 13, 2018, by and between Poverty Dignified, Inc. and EMA Financial, LLC
10.13*	Securities Purchase Agreement , dated as of September 27, 2018, by and between Poverty Dignified, Inc. and Power Up Lending Group, LTD.
10.13.1*	Convertible Note, dated as of September 27, 2018, by and between Poverty Dignified, Inc. and Power Up Lending Group, LTD.
10.14*	Securities Purchase Agreement, dated as of November 6, 2018, by and between Poverty Dignified, Inc. and Auctus Fund, LLC
10.14.1*	Convertible Promissory Note, dated as of November 6, 2018, by and between Poverty Dignified, Inc. and Auctus Fund, LLC

21.1	List of subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

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

Poverty Dignified, Inc.

Date: January 14, 2019	By:	/s/ John Kevin Lowther
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: January 14, 2019

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

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

Because it has been classified as a discontinued operation, the balance sheet amounts and results of operations for My Power Solutions, Inc. in South Africa have been reclassified from their historical presentation to assets and liabilities of discontinued operation on the Consolidated Balance Sheets and to discontinued operation on the Consolidated Statements of Operations and Comprehensive Loss, respectively, for all periods presented. Losses associated with impairment of assets are recorded in discontinued operation in the period of the disposal. The Consolidated Statements of Cash Flows has also been reclassified for assets, liabilities and results of the discontinued operation for all periods presented. See Note 10 for more details regarding the discontinued operation.

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

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company intends to accrue for management salaries and defer certain payments. The Company’s $2,825,162 of total liabilities at August 31, 2018 includes $1,114,207 of notes payable to a related party, $1,013,863 of accrued payroll expenses due to Company management, and $6,725 due to an officer of the Company, all of which we can continue to delay payment. During the fourth quarter of fiscal year 2018, we received net proceeds of $206,830 from two convertible notes payable. Also, subsequent to year-end, we received net proceeds totaling $147,250 from two convertible notes payable. The first payments on these notes are due in March 2019. Additionally, these notes can be repaid through conversion into the Company’s common stock. Unless we achieve revenue and obtain equity or debt financing as described below, we do not believe we currently have the capabilities and available resources to continue for the next twelve months.

To continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes generating revenue through operations and securing additional debt and/or equity financing. However, we may not be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations and be forced to discontinue its efforts to develop its business.

Plan of Operation

As a renewable energy company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy.

In May 2018, following an operational review, the Company decided to withdraw all operations of My Power Solutions, Inc. in South Africa .

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

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At August 31, 2018 and 2017, the Company had cash in foreign bank accounts of $0 and $5,107, respectively. These foreign cash balances are included in current assets of discontinued operation.

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

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As a result of the discontinued operation in South Africa, during the year ended August 31, 2018, the solar equipment for containers was written down to its net realizable value of $0 and the Company recognized a loss on impairment of $54,141.

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

Revenue from Discontinued Operation

Revenue from discontinued operation was earned the based on the following:

Initial Franchise Fees - The Company executed franchise agreements that set the terms of its arrangement with each franchisee. The franchise agreements required the franchisee to pay an initial, non-refundable fee of $15,000. Initial franchise fee revenue from the sale of a franchise was recognized when the Company had substantially performed or satisfied all of its material obligations relating to the sale. Substantial performance occurred when the Company had (a) performed substantially all of its initial services required by the franchise agreement, such as assistance in site selection, personnel training and implementation of an accounting and quality control system; and (b) completed all of its other material pre-opening obligations. Additionally, at the contract signing, the franchisee was required to fund $90,000 for purchases of equipment, inventory, point of sale software and computer hardware, furniture, fixtures and décor and signage and payment of import taxes and freight costs. Revenue for these items was recognized upon delivery of the assets. The Company deferred revenue from the initial franchise fee and other amounts due at contract signing until the respective revenue recognition milestones were met.

Continuing Royalty Payments - Royalties of 14% of gross revenues on authorized products and services were recognized in the period in which they were earned.

Product Revenue - Product revenue represented amounts earned for equipment delivered and set up by the Company for digital classroom purposes within schools in its franchise markets, but not included in the franchises themselves. For products that included installation, and if the installation met the criteria to be considered a separate element, product revenue was recognized upon delivery, and installation revenue was recognized when the installation was complete. For revenue that included customer-specified acceptance criteria, revenue was recognized after the acceptance criteria had been met. Certain of the Company’s products required specialized installation. Revenue for these products was deferred until installation was completed.

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

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

Since incorporation, the Company has raised capital through private sales of its common stock. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. is currently conducting a private placement offering pursuant to a private placement memorandum, in which the Company is offering 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital.  Pursuant to this private placement memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this private placement memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the year ended August 31, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company maintains a month to month lease on its corporate headquarters location. The Company had a lease for the office of its discontinued operation in South Africa that expired in the Company’s fiscal fourth quarter 2018.

Based on a recent performance review by Poverty Dignified Inc.’s Board of Directors, the decision was made to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa. As a result, My Power Solutions South African employees and consultants have filed a dispute with The Commission for Conciliation, Mediation and Arbitration (“CCMA”)  in South Africa. As the Company winds down its local operations in South Africa, legal counsel has confirmed that the creditors of the Company will only have claims against the insolvent estate of the local external company and not against My Power Solutions, Inc. or Poverty Dignified Inc in the United States. It is therefore managements position that there is no probable recourse that will have an adverse effect on Poverty Dignified, Inc.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On April 13, 2017, the Company entered into a Securities Purchase Agreement whereby Peak One Opportunity Fund, L.P. (the "buyer") wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $400,000 (which includes an aggregate purchase price of $370,000 and an original issue discount ("OID") of $30,000) (the “Debentures“). The Debentures are to be issued in three tranches. On April 21, 2017, the Company issued the first (the "Signing Debenture") of the three Debentures amounting to $100,000 of principal and a $10,000 OID. The Signing Debenture matures on April 21, 2020. At closing, the Company paid a commitment fee to the buyer of $2,500 and paid the buyer’s legal costs of $2,500, resulting in net proceeds of $85,000. The debenture was convertible at a conversion price of $1.50 up to 180 days. After 180 days, the conversion price is the lesser of (a) $1.50 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 30,000 shares of common stock to Peak One Investments, LLC (the General Partner of the buyer) upon execution of this agreement. In relation to this transaction, the Company also incurred deferred finance costs totaling $2,500 for legal fees and commitment fees and $8,500 for a due diligence fee. Accordingly, the Company recorded debt discount of $41,379 related to the restricted shares issued, based on the relative fair value allocation of the net proceeds between the face value of debentures and the fair value of the restricted shares and deferred finance costs of $11,000. During the year ended August 31, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $116,364, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded as a loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended August 31, 2018, the holder effected five conversions for a total of 393,744 shares to extinguish a portion of the long-term convertible debenture. As a result, the Company recorded a loss on extinguishment of debt of $81,795. On June 27, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 140% of the outstanding balance. As a result, the Company recorded a loss on debt prepayment of $5,891.

On April 24, 2017, the Company entered into a Securities Purchase Agreement whereby Auctus Fund, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $65,000. On April 24, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $65,000 in proceeds. The note is convertible at a conversion price of the lesser of (i) 50% of lowest trading price during the 25 days prior to the date of the note or (ii) 50% of the lowest trading price during the 25 days prior to the conversion date. At the closing, the Company paid legal and compliance fees of $2,750, a management fee to an affiliate of the buyer of $5,500 and a due diligence fee of $5,675 to the group that introduced the Company to the buyer. Accordingly, the Company recorded a debt discount of $65,000, with $51,075 attributable to the allocation to the beneficial conversion feature and $13,925 related to deferred finance costs. During the year ended August 31, 2018, the holder’s option to convert became active and the Company recorded a derivative liability of $68,506, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to reclassify the beneficial conversion feature. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended August 31, 2018, the holder effected six conversions for a total of 375,000 shares to extinguish a portion of the convertible note payable. As a result, the Company recorded a loss on extinguishment of debt of $96,454. The convertible note payable to Auctus Fund, LLC matured on January 5, 2018 but was not repaid at that date. Under the terms of the note agreement, the failure to pay the outstanding balance on the note by the maturity date constitutes an event of default. Due to the event of default, the outstanding principal amount increased by $15,000, the interest rate increased to 24% and the unpaid principal and accrued interest increased to 150% of the previous outstanding amount. As such, the Company has recorded a debt default penalty expense of $43,938 for the year ended August 31, 2018. On June 26, 2018, the Company repaid the convertible note payable, including a prepayment penalty. However, the prepayment included a waiver of certain deft default penalties and, as such, the Company recorded a gain on debt prepayment of $37,164.

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

On November 15, 2017, the Company entered into a Securities Purchase Agreement whereby Morningview Financial, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $55,000. On November 15, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $50,000 in proceeds, after a $5,000 original issue discount. The note matures on November 15, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,000. Accordingly, the Company recorded a debt discount of $12,000. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $63,442, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 140% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a gain on debt prepayment of $7,028.

On December 18, 2017, the Company entered into a Securities Purchase Agreement whereby EMA Financial, LLC (the "buyer") wishes to purchase from the Company an 8% convertible note for a principal amount of $56,000. On December 18, 2017, the Company issued a convertible promissory note (the “note”) to the buyer for $53,000 in proceeds, after a $3,000 original issue discount. The note matures on December 18, 2018. The note is convertible at a conversion price of 50% of the lowest trading price during the 20 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $8,000. Accordingly, the Company recorded a debt discount of $11,000. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $64,948, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 150% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability, the Company recorded a loss on debt prepayment of $3,179.

On December 21, 2017, the Company entered into a Securities Purchase Agreement whereby Crown Bridge Partners, LLC (the "buyer") wishes to purchase from the Company securities consisting of the Company’s 8% convertible notes payable for an aggregate principal amount of up to $120,000 (which includes an aggregate purchase price of $106,500 and an original issue discount ("OID") of $13,500). The convertible notes payable are to be issued in three tranches. On December 21, 2017, the Company issued the first of the three convertible notes payable amounting to $40,000 of principal and a $4,500 OID. At closing, the Company paid the buyer’s legal costs of $1,500, resulting in net proceeds of $34,000. The note is convertible at a conversion price of 55% of the lowest trading price during the 25 days prior to the conversion date. If the determined conversion price is less than $.050, then the conversion price is 40% of the lowest trading price during the 25 days prior to the conversion date. This convertible note payable matures on December 21, 2018. As additional consideration, the Company issued a Common Stock Purchase Warrant (the “warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. Due to the provisions of the warrant, the warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. The value of $7,332 at issuance was attributed to debt discount. Additionally, at issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $64,698, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. A portion of the derivative liability was attributed to debt discount, with the remaining amount recorded to loss on valuation of derivative liabilities. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liabilities are revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. On May 11, 2018, the Company repaid the convertible note payable, including a prepayment percentage of 150% of the outstanding balance. As a result of the prepayment percentage and the corresponding mitigating removal of the derivative liability associated with the beneficial conversion feature, the Company recorded a gain on debt prepayment of $14,608. The warrant remains outstanding and the derivative liability associated with it was valued at $7,086 at August 31, 2018.

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

On July 13, 2018, the Company entered into a Securities Purchase Agreement whereby EMA Financial, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $83,500. On July 13, 2018, the Company issued a convertible promissory note (the “note”) to the buyer for $81,830 in proceeds, after a $1,670 original issue discount. The note matures on April 12, 2019. The note is convertible at a conversion price of 50% of the lowest trading price during the 10 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,340. Accordingly, the Company recorded a debt discount of $9,010. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $48,702, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

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

NOTE 7 - DERIVATIVE LIABILITIES

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

NOTE 8 - INCOME TAXES

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Officer

On March 13, 2016, John K. Lowther, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at August 31, 2018 and 2017 is $6,725 and $6,944, respectively. This advance does not bear interest.

Notes Payable - Related Party

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

NOTE 10 - DISCONTINUED OPERATION

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

NOTE 11 - SUBSEQUENT EVENTS

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

