Form 10-Q
period 2018-11-30
Poverty Dignified, Inc.
filed 2019-01-14
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 000-55558

Poverty Dignified, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3754609
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6428 W. Wilkinson Boulevard, Suite 305

Belmont, North Carolina 28012

Telephone No.: (719) 761-1869

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

330 Grapevine Highway

Hurst, Texas 76054

(Former address)

____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 14, 2019, there were 11,396,152 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

 Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

	November 30, 2018	August 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$92,815	$1,819
Prepaid expenses and other current assets	6,492	10,092
Current assets of discontinued operation	2,308	2,174
Total current assets	101,615	14,085

Total assets	$101,615	$14,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$62,702	$53,777
Notes payable - related party	1,114,207	1,114,207
Accrued payroll expenses	1,089,950	1,013,863
Accrued expenses	26,955	6,330
Due to officer	6,725	6,725
Convertible notes payable, net of discount of $70,681 and $52,831, respectively	304,819	158,669
Derivative liabilities	62,070	56,220
Current liabilities of discontinued operation	410,548	415,371
Total current liabilities	3,077,976	2,825,162

Total liabilities	3,077,976	2,825,162

Stockholders' equity (deficit):
Preferred stock par value $.0001:10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 11,396,152 and 10,107,394 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	1,140	1,011
Additional paid in capital	9,013,189	8,812,361
Accumulated deficit	(11,959,855)	(11,596,587)
Accumulated other comprehensive loss - discontinued operation	(30,835)	(27,862)
Total stockholders' equity (deficit)	(2,976,361)	(2,811,077)

Total liabilities and stockholders' equity (deficit)	$101,615	$14,085

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended
	November 30, 2018	November 30, 2017

General and administrative
Payroll	$76,436	$81,131
Stock-based compensation expense	200,957	-
Professional fees	33,985	24,612
Advertising	102	-
Travel	1,624	11,596
Other	14,693	12,721
Total general and administrative	327,797	130,060

Total operating expenses	327,797	130,060

Net operating loss	(327,797)	(130,060)

Interest expense	(42,886)	(50,027)
Gain (loss) on valuation of derivative liabilities	9,213	(76,977)
Loss on extinguishment of convertible notes	-	(51,050)

Net loss from continuing operations	(361,470)	(308,114)

Loss from discontinued operation	(1,798)	(173,146)

Net loss	(363,268)	(481,260)

Other comprehensive income (loss):
Foreign currency translation adjustment - discontinued operation	(2,973)	(1,029)

Comprehensive loss	$(366,241)	$(482,289)

Basic and diluted net loss per common share
- Continuing operations	$(0.03)	$(0.04)
- Discontinued operation	(0.00)	(0.02)
Net loss per share	$(0.03)	$(0.06)

Weighted average common shares outstanding
- Basic and diluted	10,751,773	8,585,826

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance at August 31, 2018	10,107,394	$1,011	$8,812,361	$(11,596,587)	$(27,862)	$(2,811,077)

Stock-based compensation	1,288,758	129	200,828	-	-	200,957
Net loss	-	-	-	(363,268)	-	(363,268)
Other comprehensive loss	-	-	-	-	(2,973)	(2,973)

Balance at November 30, 2018	11,396,152	$1,140	$9,013,189	$(11,959,855)	$(30,835)	$(2,976,361)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	November 30, 2018	November 30, 2017

Cash Flows From Operating Activities
Net loss from continuing operations	$(361,470)	$(308,114)
Loss from discontinued operation	(1,798)	(173,146)
Net loss	(363,268)	(481,260)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Stock-based compensation expense	200,957	-
Amortization of debt discounts	19,963	40,293
(Gain) loss on valuation of derivative liabilities	(9,213)	76,977
Loss on extinguishment of convertible notes	-	51,050
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,600	658
Accounts payable	8,925	(12,535)
Accrued payroll expenses	76,087	76,810
Accrued expenses	20,625	(578)
Net cash used in operating activities - continuing operations	(40,526)	(75,439)
Adjustments to reconcile loss from discontinued operation to net cash used in operating activities - discontinued operation:
Loss on impairment of property and equipment of discontinued operation	-	54,141
Changes in discontinued operation assets and liabilities	(4,957)	33,296
Net cash used in operating activities - discontinued operation	(6,755)	(85,709)
Net cash used in operating activities	(47,281)	(161,148)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	-	81,800
Advances from (payments to) officer, net	-	(219)
Issuance of common stock	-	17,100
Proceeds from convertible notes payable	147,250	98,000
Debt issuance costs	(6,000)	(10,000)
Net cash provided by financing activities - continuing operations	141,250	186,681
Net cash provided by financing activities	141,250	186,681

Effect of foreign currency translation - discontinued operation	(2,973)	(1,029)

Net increase in cash	90,996	24,504
Cash - beginning of period	1,819	2,039
Cash - end of period	$92,815	$26,543

Non-Cash Financing Activities:
Debt issuance costs netted from proceeds on convertible notes payable	$16,750	$-
Original issue discount in connection with convertible note payable	$-	$5,000
Issuance of common stock through conversion of convertible notes payable	$-	$126,076
Reclassification of beneficial conversion feature to derivative liabilities	$-	$51,075

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for interest	$-	$4,802

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements November 30, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Belmont, North Carolina. The Company was established as a renewable energy company, incubating solar technologies to establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with franchise disclosure documents for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. My Power Solutions Bahamas, Inc., a wholly-owned subsidiary of My Power Solutions, Inc., is a Delaware Corporation, and was formed on June 14, 2018 to establish itself as a renewable energy solutions company in the Bahamas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2018. The interim results for the three months ended November 30, 2018 are not necessarily indicative of results for the full fiscal year.

The consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc., Africhise, Inc., and My Power Solutions Bahamas, Inc. However, My Power Solutions Bahamas, Inc. has yet to establish operations and has little to no activity to date. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as Poverty Dignified, or the Company.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2018, the Company had cash of $92,815, a working capital deficit of $2,976,361 and a stockholders’ deficit of $2,976,361. The Company has incurred net losses from start-up costs and minimal operations since inception to November 30, 2018 and has ceased operations of its subsidiary, My Power Solutions, Inc. in South Africa. As a result, as of November 30, 2018, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company intends to accrue for management salaries and defer certain payments. The Company’s $3,077,976 of total liabilities at November 30, 2018 includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to Company management, and $6,725 due to an officer of the Company, all of which we can continue to delay payment. During the three months ended November 30, 2018, we received net proceeds totaling $147,250 from two convertible notes payable. The first payments on these notes are due in March 2019. Additionally, these notes can be repaid through conversion into the Company’s common stock. Unless we achieve revenue and obtain equity or debt financing as described below, we do not believe we currently have the capabilities and available resources to continue for the next twelve months.

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

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At November 30, 2018 and August 31, 2018, the Company had no cash in foreign bank accounts.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of November 30, 2018 and August 31, 2018, property and equipment consists of computer equipment with a total cost of $1,607 and accumulated depreciation of $1,607. There was no depreciation expense during the three months ended November 30, 2018 and 2017.

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As a result of the discontinued operation in South Africa, during the three months ended November 30, 2017, the solar equipment for containers was written down to its net realizable value of $0 and the Company recognized a loss on impairment of $54,141.

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

There are no revenues from continuing or discontinued operations for the three months ended November 30, 2018 and 2017.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the three months ended November 30, 2018 and 2017 was $102 and $0, respectively.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2018 and August 31, 2018, measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

November 30, 2018
Liabilities
Derivative liabilities	$-	$-	$62,070	$62,070

August 31, 2018
Liabilities
Derivative liabilities	$-	$-	$56,220	$56,220

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

Tax years 2015 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at November 30, 2018 or August 31, 2018.

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

NOTE  4 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There is a total of 11,396,152 and 10,107,394 shares of common stock issued and outstanding at November 30, 2018 and August 31, 2018, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of November 30, 2018, no preferred stock has been issued.

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

As of November 30, 2018, of our 11,396,152 outstanding shares of common stock, 8,204,758 shares were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,524,029. During the three months ended November 30, 2018, the Company issued 1,288,758 shares for stock compensation expense of $200,957. There were no shares issued for stock compensation expense during the three months ended November 30, 2017.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company had a lease for the office of its discontinued operation in South Africa that expired in the Company’s fiscal fourth quarter 2018.

Based on a recent performance review by Poverty Dignified Inc.’s Board of Directors, the decision was made to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa. As a result, My Power Solutions South African employees and consultants have filed a dispute with The Commission for Conciliation, Mediation and Arbitration (“CCMA”) in South Africa. As the Company winds down its local operations in South Africa, legal counsel has confirmed that the creditors of the Company will only have claims against the insolvent estate of the local external company and not against My Power Solutions, Inc. or Poverty Dignified Inc in the United States. It is therefore management’s position that there is no probable recourse that will have an adverse effect on Poverty Dignified, Inc.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On December 21, 2017, the Company entered into a Securities Purchase Agreement whereby Crown Bridge Partners, LLC wished to purchase from the Company securities consisting of the Company’s 8% convertible notes payable for an aggregate principal amount of up to $120,000. As additional consideration, the Company issued a Common Stock Purchase Warrant (the “Warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. Due to the provisions of the Warrant, the Warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. On May 11, 2018, the Company repaid the convertible note payable. However, the warrant remains outstanding and the derivative liability associated with it was valued at $2,665 and $7,086 at November 30, 2018 and August 31, 2018, respectively.

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

On July 13, 2018, the Company entered into a Securities Purchase Agreement whereby, EMA Financial, LLC agreed to purchase from the Company a 10% convertible note for a principal amount of $83,500. On July 13, 2018, the Company issued a convertible promissory note to EMA Financial, LLC for $81,830 in proceeds, after a $1,670 original issue discount. The note matures on April 12, 2019. The note is convertible at a conversion price of 50% of the lowest trading price during the 10 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,340. Accordingly, the Company recorded a debt discount of $9,010. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $48,702, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On September 27, 2018, the Company issued a convertible note to Power Up Lending Group, LTD. for $53,000. The note bears interest at 12%, matures on July 15, 2019, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date.

On November 6, 2018, the Company entered into a Securities Purchase Agreement whereby Auctus Fund, LLC agreed to purchase from the Company a 12% convertible note for a principal amount of $111,000. On November 6, 2018, the Company issued a convertible promissory note to Auctus Fund, LLC for $97,250 in proceeds, after a $13,750 reduction for issuance fees. The note matures on August 6, 2019. The note is convertible at a conversion price of 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice. At the closing, the Company paid closing costs and fees totaling $6,000. Accordingly, the Company recorded a debt discount of $19,750. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $15,063, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

The following table summarizes the balances of convertible notes payable:

	November 30,	August 31,
	2018	2018

Power Up Lending Group, LTD	$126,667	$125,667
EMA Financial, LLC	47,430	33,002
Power Up Lending Group, LTD	50,667	-
Auctus Fund, LLC	80,055	-

Convertible notes payable, net of discount	$304,819	$158,669

Amortization of the debt discounts recorded as interest expense during the three months ended November 30, 2018 and 2017 totaled $19,963 and $40,293, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of November 30, 2018 and August 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used at November 30, 2018 and August 31, 2018:

	November 30,	August 31,
	2018	2018

Expected term	0.364-4.06 years	0.614-4.31 years
Expected average volatility	83.29%-128.47%	85.45%-130.21%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.37%-2.84%	2.46%-2.74%

The following table summarizes the balances of derivative liabilities:

	November 30,	August 31,
	2018	2018

EMA Financial, LLC	$44,609	$49,134
Auctus Fund, LLC	14,796	-
Crown Bridge Partners, LLC - Warrant	2,665	7,086

Total derivative liabilities	$62,070	$56,220

The following table summarizes the change in derivative liabilities included in the balance sheet for the three months ended November 30, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - August 31, 2018	$56,220
Addition of new derivative liabilities as debt discounts, upon issuance of warrants and convertible notes	15,063
Gain on change in fair value of derivative liabilities	(9,213)

Balance - November 30, 2018	$62,070

NOTE 8 – INCOME TAXES

Due to continued operating losses, there is a full valuation against gross deferred tax assets for the period from inception through November 30, 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using effective tax rates is as follows:

	November 30,	August 31,
	2018	2018

Net operating loss carryforwards	$649,611	$630,534
Foreign net operating losses	275,306	274,803
Organization costs	50,778	51,916
Accrued payroll	228,701	212,932

Gross deferred tax asset	1,204,396	1,170,185

Valuation allowance	(1,204,396)	(1,170,185)

Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes is computed at a rate of 21% and 35% for federal income taxes for the three months ended November 30, 2018 and 2017, respectively, and at 28% for foreign income taxes is as follows:

	Three Months Ended November 30,
	2018	2017

Income tax computed at the federal statutory rate	$(75,909)	$(107,840)
Foreign income tax	(503)	(33,321)
Non-deductible stock compensation expense	42,201	-
Other	-	(8,331)

Total	(34,211)	(149,492)

Change in valuation allowance	34,211	149,492

Provision for income taxes	$-	$-

As of November 30, 2018, the Company had net operating loss carryforwards in the amount of $4,076,624, of which $3,093,387 was incurred in the U.S. and $983,237 was the result of cumulative operating losses of the Company’s subsidiaries in South Africa, which have now been discontinued. Because of the Company’s lack of earnings history and uncertainty regarding the usability of the losses from its discontinued operation in South Africa, the net operating loss carryforwards and other deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $34,211 and $149,492 during the three months ended November 30, 2018 and 2017, respectively.

Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029. Federal net operating losses incurred in 2018 and after carryforward indefinitely.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Officer

On March 13, 2016, John K. Lowther, President, Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at November 30, 2018 and August 31, 2018 is $6,725. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $208,160 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2018, Power It Perfect, Inc. loaned the Company an additional $678,358 for working capital and other purposes in exchange for promissory notes. All the notes bear interest at five percent per annum, are non-collateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The balance of the notes payable was $1,114,207 at November 30, 2018 and August 31, 2018. Accrued interest on the notes, which is included in accrued expenses, totaled $16,189 and $2,300 at November 30, 2018 and August 31, 2018, respectively. There are no conversion provisions associated with the notes.

Stock-Based Compensation

During the three months ended November 30, 2018, the Company issued 1,288,758 shares to employees of an affiliated company for services rendered to the Company. These services were valued at the market value of shares at the time of issuance. The stock-based compensation expense recognized by the Company for the three months ended November 30, 2018 totaled $200,957.

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

The major classes of line items constituting the loss from discontinued operation are presented in the table below.

	Three Months Ended November 30,
	2018	2017

Revenue	$-	$-
Franchise and operating expenses	(1,798)	(119,005)
Loss on impairment of property and equipment	-	(54,141)

Loss from discontinued operation	$(1,798)	$(173,146)

The major components of the assets and liabilities of the discontinued operation are presented in the table below.

	November 30,	August 31,
	2018	2018

Assets:
Prepaid expenses and other assets	$2,308	$2,174

Current assets of discontinued operation	$2,308	$2,174

Liabilities:
Accounts payable	$17,848	$16,812
Accrued payroll and expenses	35,701	41,560
Other liabilities	356,999	356,999

Current liabilities of discontinued operation	$410,548	$415,371

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 14, 2019, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended November 30, 2018, (ii) the audited consolidated financial statements and notes thereto for the year ended August 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2018, as amended by that certain Amendment No. 1 to the Form 10-K filed with the SEC on January 14, 2019 (the “Form 10-K”) and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. Except for certain information as of August 31, 2018, all amounts herein are unaudited. Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Poverty Dignified, Inc. and its consolidated subsidiaries.

Background Overview

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Belmont, North Carolina. The Company was established as a renewable energy company, incubating solar technologies to establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. (“MPS”), was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with franchise disclosure documents provided for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., is a Delaware corporation (“Africhise”) and was formed on August 28, 2015 to be the franchise management arm of MPS’s franchise operations in Africa. My Power Solutions Bahamas, Inc., a wholly-owned subsidiary of MPS (“MPS Bahamas”), is a Delaware corporation and was formed on June 14, 2018 to establish itself as a renewable energy solutions company in the Bahamas. MPS Bahamas has yet to establish business operations and did not engage in any material business activity during the three months ended November 30, 2018.

In May 2018, following an operational review, the Company decided to withdraw all operations of MPS in South Africa (“MPS South Africa”). With a lack of significant revenues, higher than expected expenses due to training on-the-ground personnel and the implementation of solar installations, plus the instability of the political environment, the established operating structure and initial business plan of MPS South Africa were not sustainable. The decision to cease the operations of MPS South Africa represents a strategic shift that impacts the Company’s financial reporting and results. As such, MPS South Africa has been classified as a discontinued operation.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2018, the Company had cash of $92,815, a working capital deficit of $2,976,361 and a stockholders’ deficit of $2,976,361. The Company has incurred net losses from start-up costs and minimal operations since inception to November 30, 2018 and has ceased operations of its subsidiary, MPS South Africa. In June 2018, the Company established MPS Bahamas to begin offering renewable energy solutions throughout the Bahamas, but to date has no operations. As a result, as of November 30, 2018, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company intends to accrue for management salaries and defer certain payments. The Company’s $3,077,976 of total liabilities at November 30, 2018 includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to Company management, and $6,725 due to an officer of the Company, all of which we believe we can continue to delay payment. During the three months ended November 30, 2018, we received net proceeds totaling $147,250 from two convertible notes payable. The first payments on these notes are due in March 2019. Additionally, these notes can be repaid through conversion into the Company’s common stock. Unless we achieve revenue and obtain equity or debt financing as described below, we do not believe we currently have the capabilities and available resources to continue for the next twelve months.

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

Convertible Notes

During the three months ended November 30, 2018, the Company engaged in the following transactions:

•	On September 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LTD (“Power Up”) in the amount of $53,000, resulting in $50,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on July 15, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On November 6, 2018, the Company issued a convertible promissory note to Auctus Fund, LLC (“Auctus”) in the amount of $111,000, resulting in $97,250 of net proceeds to the Company after the payment of debt issuance costs totaling $12,750. The Auctus note matures on August 6, 2019 and bears interest at 12%. The Auctus note is convertible into shares of common stock at the lesser of market price at the date of the conversion or 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice.

Related Party Notes Payable

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $208,160 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2018, Power It Perfect, Inc. loaned the Company an additional $678,358 for working capital and other purposes in exchange for promissory notes (collectively, the “PIP Notes”). All of the PIP Notes bear interest at 5% per annum, are noncollateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The outstanding balance of the PIP Notes was $1,114,207 at November 30, 2018 and August 31, 2018. During the three months ended November 30, 2018, there have been no additional borrowings or repayments of notes payable to related party. Accrued interest on the PIP Notes, which is included in accrued expenses, totaled $16,189 and $2,300 at November 30, 2018 and August 31, 2018, respectively.

Cash

As of November 30, 2018, the Company had cash of $92,815, an increase of $90,996 from the cash at the beginning of the period. The increase in cash is attributable to the Auctus and Power Up notes. Our net cash used in operating activities of our continuing operation was $40,526 for the three months ended November 30, 2018. However, we do not currently have enough cash on hand to deploy our business plan in 2019.

Results of Operations

For the three months ended November 30, 2018

The Company generated no revenues for the three months ended November 30, 2018. The net loss from continuing operations for the three months ended November 30, 2018 was $361,470.

Our primary expenses for the three months ended November 30, 2018 were payroll expenses of $76,436, non-cash stock-based compensation expenses of $200,957, and professional fees of $33,985. $76,087 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team. Interest expense for the three months ended November 30, 2018 totaled $42,886, of which $19,963 related to amortization of debt discounts.

The Company recorded a gain on the changes in fair value of derivative liabilities of $9,213 for the three months ended November 30, 2018.

The loss from the discontinued operation was $1,798 during the three months ended November 30, 2018.

For the three months ended November 30, 2017

The Company generated no revenues for the three months ended November 30, 2017. The net loss from continuing operations for the three months ended November 30, 2017 was $308,114.

Our primary expenses for the three months ended November 30, 2017 were payroll expenses of $81,131, professional fees of $24,612, and $11,596 of travel related costs. $68,453 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s management team. Interest expense for the three months ended November 30, 2017 totaled $50,027, of which $40,293 related to amortization of debt discounts.

The Company recorded a loss on the changes in fair value of derivative liabilities of $76,977 for the three months ended November 30, 2017. As a result of conversions of convertible debt during the three months ended November 30, 2017, the Company recorded a loss on extinguishment of debt of $51,050.

The loss from the discontinued operation was $173,146 during the three months ended November 30, 2017.

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

Not applicable.

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

As of January 14, 2019, while we have hired a third-party consultant to help us with our public reporting and disclosures, we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Based on a performance review by our Board of Directors, the decision was made to withdraw all operations of MPS South Africa. As a result, MPS South Africa’s employees and consultants have filed a dispute with The Commission for Conciliation, Mediation and Arbitration (“CCMA”) in South Africa. As the Company winds down its local operations in South Africa, legal counsel has confirmed that the creditors of the Company will only have claims against the insolvent estate of the local external company and not against MPS or Poverty Dignified, Inc. in the United States. It is therefore management’s position that there is no probable recourse that will have an adverse effect on Poverty Dignified, Inc.

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on December 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2018, we issued the following securities that were not registered under the Securities Act. None of the following transactions involved any underwriters, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access to sufficient information about us to make an informed investment decision. The sales of these securities were made without any general solicitation or advertising.

Stock Issuances

During the three months ended November 30, 2018, the Company issued 1,288,758 shares under restricted stock agreements for $0 in proceeds. The Company record stock-based compensation expense of $200,957 related to these shares. Each of the following transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) as a transaction not involving a public offering:

•	On October 5, 2018, we issued 13,000 shares of our common stock to Matthew Alpeter, for an aggregate fair market value at the time of issuance of $4,290, as compensation for services provided to the Company.

•	On October 17, 2018, we issued 75,758 shares of our common stock to Keith Smith, for an aggregate fair market value at the time of issuance of $16,666.76, as compensation for services provided to the Company.

•	On November 5, 2018, we issued 1,000,000 shares of our common stock to the Andrew & Angela Thacker Living Trust, for an aggregate fair market value at the time of issuance of $150,000, as compensation for services provided to the Company.

•	On November 5, 2018, we issued 200,000 shares of our common stock to Robert Jolley, for an aggregate fair market value at the time of issuance of $30,000, as compensation for services provided to the Company.

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

Poverty Dignified, Inc.

/s/ John K. Lowther
John K. Lowther
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ George C. Critz, III
George C. Critz, III Chief Financial Officer and Director (Principal Financial Officer) Dated: January 14, 2019

