Form 10-Q
period 2019-02-28
Poverty Dignified, Inc.
filed 2019-04-15
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ______________

Comission file number: 0-55558

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

As of April 15, 2019, there were 19,460,215 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

	February 28, 2019	August 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$19,194	$1,819
Prepaid expenses and other current assets	6,142	10,092
Current assets of discontinued operation	2,271	2,174
Total current assets	27,607	14,085

Total assets	$27,607	$14,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$47,964	$53,777
Notes payable - related party	1,114,207	1,114,207
Accrued payroll expenses	1,089,950	1,013,863
Accrued expenses	50,171	6,330
Due to former officer	6,725	6,725
Convertible notes payable, net of discount of $55,318 and $52,831, respectively	306,082	158,669
Derivative liabilities	8,484	56,220
Current liabilities of discontinued operation	409,681	415,371
Total current liabilities	3,033,264	2,825,162

Total liabilities	3,033,264	2,825,162

Stockholders' equity (deficit):
Preferred stock par value $.0001: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 100,000,000 shares authorized; 12,096,152 and 10,107,394 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	1,210	1,011
Additional paid in capital	9,049,119	8,812,361
Accumulated deficit	(12,025,980)	(11,596,587)
Accumulated other comprehensive loss - discontinued operation	(30,006)	(27,862)
Total stockholders' equity (deficit)	(3,005,657)	(2,811,077)

Total liabilities and stockholders' equity (deficit)	$27,607	$14,085

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

General and administrative
Payroll	$8,390	$81,568	$84,826	$162,699
Stock-based compensation expense	-	85,750	200,957	85,750
Professional fees	47,225	51,955	81,210	76,567
Advertising	-	-	102	-
Travel	95	-	1,719	11,596
Other	1,433	2,278	16,126	14,999
Total general and administrative	57,143	221,551	384,940	351,611

Total operating expenses	57,143	221,551	384,940	351,611

Net operating loss	(57,143)	(221,551)	(384,940)	(351,611)

Interest expense	(78,676)	(70,679)	(121,562)	(120,706)
Gain (loss) on valuation of derivative liabilities	88,184	(50,192)	97,397	(127,169)
Loss on extinguishment of convertible notes	(18,490)	(39,041)	(18,490)	(90,091)
Debt default penalty expense	-	(51,392)	-	(51,392)

Net loss from continuing operations	(66,125)	(432,855)	(427,595)	(740,969)

Loss from discontinued operation	-	(97,805)	(1,798)	(270,951)

Net loss	(66,125)	(530,660)	(429,393)	(1,011,920)

Other comprehensive income (loss):
Foreign currency translation adjustment - discontinued operation	829	(2,923)	(2,144)	(3,952)

Comprehensive loss	$(65,296)	$(533,583)	$(431,537)	$(1,015,872)

Basic and diluted net loss per common share
-Continuing operations	$(0.01)	$(0.05)	$(0.04)	$(0.08)
-Discontinued operation	-	(0.01)	(0.00)	(0.03)
Net loss per share	$(0.01)	$(0.06)	$(0.04)	$(0.12)

Weighted average common shares outstanding
-Basic and diluted	11,746,152	8,813,598	11,101,773	8,739,622

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Unaudited

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity (Deficit)

Balance at August 31, 2018	10,107,394	$1,011	$8,812,361	$(11,596,587)	$(27,862)	$(2,811,077)

Issuance of common stock through conversion of convertible notes payable	700,000	70	35,930	-	-	36,000
Stock-based compensation	1,288,758	129	200,828	-	-	200,957
Net loss	-	-	-	(429,393)	-	(429,393)
Other comprehensive loss	-	-	-	-	(2,144)	(2,144)

Balance at February 28, 2019	12,096,152	$1,210	$9,049,119	$(12,025,980)	$(30,006)	$(3,005,657)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	February 28, 2019	February 28, 2018

Cash Flows From Operating Activities
Net loss from continuing operations	$(427,595)	$(740,969)
Loss from discontinued operation	(1,798)	(270,951)
Net loss	(429,393)	(1,011,920)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Stock-based compensation expense	200,957	85,750
Amortization of debt discounts	73,334	94,345
(Gain) loss on valuation of derivative liabilities	(97,397)	127,169
Loss on extinguishment of convertible notes	18,490	90,091
Debt default penalty expense	-	51,392
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,950	5,658
Accounts payable	(5,813)	14,240
Accrued payroll expenses	76,087	143,121
Accrued expenses	43,841	(2,493)
Net cash used in operating activities - continuing operations	(114,146)	(131,696)
Adjustments to reconcile loss from discontinued operation to net cash used in operating activities - discontinued operation:
Loss on impairment of property and equipment of discontinued operation	-	54,141
Changes in discontinued operation assets and liabilities	(5,787)	61,752
Net cash used in operating activities - discontinued operation	(7,585)	(155,058)
Net cash used in operating activities	(121,731)	(286,754)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	-	116,800
Payments on notes payable - related party	-	(11,543)
Advances from (payments to) former officer, net	-	(219)
Issuance of common stock	-	17,100
Proceeds from convertible notes payable	147,250	186,500
Debt issuance costs	(6,000)	(19,500)
Net cash provided by financing activities - continuing operations	141,250	289,138
Net cash provided by financing activities	141,250	289,138

Effect of foreign currency translation - discontinued operation	(2,144)	(3,952)

Net increase (decrease) in cash	17,375	(1,568)
Cash - beginning of period	1,819	2,039
Cash - end of period	$19,194	$471

Non-Cash Financing Activities:
Debt issuance costs netted from proceeds on convertible notes payable	$16,750	$-
Original issue discount in connection with convertible note payable	$-	$12,500
Issuance of common stock through conversion of convertible notes payable	$36,000	$190,020
Reclassification of beneficial conversion feature to derivative liabilities	$-	$51,075

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for interest	$-	$23,345

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements February 28, 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Belmont, North Carolina. The Company was established as a renewable energy company, incubating solar technologies to establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. My Power Solutions Bahamas, Inc., a wholly-owned subsidiary of My Power Solutions, Inc., is a Delaware Corporation, and was formed on June 14, 2018 to establish itself as a renewable energy solutions company in the Bahamas. B4dignity, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on January 18, 2019 to be a cause marketing company.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2018. The interim results for the six months ended February 28, 2019 are not necessarily indicative of results for the full fiscal year.

The consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc., Africhise, Inc., and My Power Solutions Bahamas, Inc. However, My Power Solutions Bahamas, Inc. and B4dignity, Inc. have yet to establish operations and have little to no activity to date. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as Poverty Dignified, or the Company.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2019, the Company had cash of $19,194, a working capital deficit of $3,005,657 and a stockholders’ deficit of $3,005,657. The Company has incurred net losses from start-up costs and minimal operations since inception to February 28, 2019 and has ceased operations of its subsidiary, My Power Solutions, Inc. in South Africa. As a result, as of February 28, 2019, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will continue to pursue bridge capital as needed. The Company’s $3,033,264 of total liabilities at February 28, 2019 includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to current and former Company management, and $6,725 due to a former officer of the Company, all of which we believe, but cannot guarantee, we can delay payment on over the next twelve months. During the six months ended February 28, 2019, we received net proceeds totaling $147,250 from two convertible notes payable. For all of our convertible notes payable, payments become due in fiscal year 2019, or can be repaid through conversion into the Company’s common stock. During the six months ended, and also subsequent to February 28, 2019, payments totaling $58,035 have been netted against the outstanding principal of convertible notes payable through the issuance of common stock. Additionally, subsequent to February 28, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD. in the amount of $25,000, resulting in net proceeds of $22,000 to the Company after the payment of debt issuance costs. As such, we believe we have the capabilities and available resources to continue for the next twelve months, although we cannot guarantee that we will be able to do so.

Plan of Operation

As a renewable energy Company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. Plans are underway to recapitalize the Company over the next two quarters, which if successful, would provide the necessary operational capital to execute its plan of operation.

The core values of the Company are 1) To be a renewable energy company focused on community development that champions the cause of dignity for a forgotten people by empowering them to implement practical solutions through an intentional, hands on engagement model that promotes entrepreneurial education, micro-business incubation and installation of basic solar power solutions. 2) To implement entrepreneurial education programs that strengthen and enhance the local community through actionable awareness of basic solar technology, discovery and implementation of business development opportunities and hands-on vocational training programs. 3) To develop a repeatable micro-business incubation model (with an emphasis on apprenticeships) that creates a sustainable economic development blueprint for rural communities to improve the quality of life for everyone. 4) To install basic solar power solutions as a transformation catalyst to kickstart the stalled economic growth problems in rural communities.

We want to promote a cycle of sustainability in rural communities. We also recognize a need for reliable and affordable power, and we believe solar power is the best solution for rural settings. For this reason, we intend to combine entrepreneurial education, micro-business development and solar power installations – with the hope of creating jobs through micro-business development and installation of solar power in rural communities to achieve the goal of stimulating economic growth and creating a pathway out of poverty into dignity.

We are not a charity, and we are not under any impression that we need to rescue rural communities. We are a for profit business that believes in developing integrated business partnerships to create opportunities for empowerment for everyone. It is our goal to do two things: 1) integrate solar technology solutions that will improve power efficiency and 2) facilitate business development through entrepreneurial education and community development.

In June 2018, the Company established My Power Solutions Bahamas, Inc. to begin offering renewable energy solutions throughout the Bahamas, but to date has no operations. On January 18, 2019, the Company established B4dignity, Inc. as a cause marketing company focused on lowering the cost of solar power for rural communities, but to date has no operations. We plan to partner with rural communities to create micro-business opportunities that invite the opportunity to pilot the implementation of low-cost, energy efficient solar power generation and power storage products. In this way, funding for solar energy solutions in rural communities won’t be a pipe dream but rather a realistic and achievable goal. Through an established eco-system of partners who provide basic products and services to the community, we can champion the rural community development story, and build a diversified online platform to facilitate e-commerce marketing efforts that can achieve sustainable business growth to help fund the implementation of basic solar power for the community. With an apprenticeship approach and vocational skills training programs, individuals in rural communities can apply their skills and training anywhere they wish, either to grow a business of their own or as a valuable employee of an existing local business to support their family and community.

A portion of all sales from products and services will be used to offset the initial cost of installing solar power for a family or school in the community. By sharing their story, we will elevate the voice of the rural community and highlight the sustainable micro-business development model we are helping to champion as a model for rural communities. We believe this is a repeatable model that can be implemented in any rural community across the globe to provide renewable solar power and sustainable business development.

In addition to working with local community business partners to install solar power solutions and provide business development skills training, we are also building joint venture relationships with technology companies that are revolutionizing solar power technology and battery power management. We are already seeing positive results that may lead to significant efficiency improvements and lower the cost for solar power generation and distribution, which would make solar power available to everyone at an affordable price. We believe these new solutions could make a powerful impact on society and transform rural communities, which in turn would drive revenue for the Company.

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

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At February 28, 2019 and August 31, 2018, the Company had no cash in foreign bank accounts.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer, payroll advance and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of February 28, 2019 and August 31, 2018, property and equipment consists of computer equipment with a total cost of $1,607 and accumulated depreciation of $1,607. There was no depreciation expense during the six months ended February 28, 2019 and 2018.

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As a result of the discontinued operation in South Africa, during the six months ended February 28, 2018, the solar equipment for containers was written down to its net realizable value of $-0- and the Company recognized a loss on impairment of $54,141.

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

Revenue Recognition

The Company recognizes revenue once there is pervasive evidence that an agreement exists; the product and/or service have been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured. There are no revenues from continuing or discontinued operations for the six months ended February 28, 2019 and 2018.

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the six months ended February 28, 2019 and 2018 was $102 and $-0-, respectively.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 28, 2019 and August 31, 2018, measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

February 28, 2019
Liabilities
Derivative liabilities	$-	$-	$8,484	$8,484

August 31, 2018
Liabilities
Derivative liabilities	$-	$-	$56,220	$56,220

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

Tax years 2015 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at February 28, 2019 or August 31, 2018.

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

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. There is a total of 12,096,152 and 10,107,394 shares of common stock issued and outstanding at February 28, 2019 and August 31, 2018, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of February 28, 2019, no preferred stock has been issued.

Since incorporation, the Company has raised capital through private sales of its common stock. In its private placement memorandum dated January 2014 and closed November 2014, the Company raised $1,182,180 for its operations, research and development, and marketing of its franchise opportunities. Since our original Private Placement Offering was not sufficient to capitalize the Company, Poverty Dignified, Inc. conducted a Private Investment in Public Equity transaction, in which the Company offered 1,000,000 unregistered shares to accredited investors at a discounted price of $0.75 per share to raise an additional $750,000 of growth capital. Under this offering, the Company sold 999,970 shares of common stock for proceeds of $749,977, including 784,302 shares of common stock for proceeds of $588,226 during the year ended August 31, 2017. Poverty Dignified, Inc. did a Private Placement Memorandum, in which the Company offered 2,000,000 shares at a price of $1.50 per share to raise an additional $3,000,000 in growth capital. In this Private Placement Memorandum, the Company has the option to sell shares at a price lower than the $1.50 per share. Through August 31, 2017, under this Private Placement Memorandum, the Company issued 144,000 shares of common stock at a discounted price of $0.75 per share for proceeds of $108,000 and issued 49,700 shares of common stock at the offering price of $1.50 per share for proceeds of $74,550. During the year ended August 31, 2018, the Company issued 10,800 shares at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100.

As of February 28, 2019, of our 12,096,152 outstanding shares of common stock, 8,204,758 shares were issued to various stockholders in exchange for services and/or under restricted stock agreements. Relative to those shares, since inception, the Company has recognized total expense of $6,524,029. During the six months ended February 28, 2019, the Company issued 1,288,758 shares for stock compensation expense of $200,957. During the six months ended February 28, 2018, the Company issued 175,000 shares for stock compensation expense of $85,750.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Based on a May 2018 performance review by Poverty Dignified Inc.’s Board of Directors, the decision was made to withdraw all operations of its wholly owned subsidiary, My Power Solutions, Inc., in South Africa. As a result, My Power Solutions South African employees and consultants have filed a dispute with The Commission for Conciliation, Mediation and Arbitration (CCMA) in South Africa. As the Company winds down its local operations in South Africa, legal counsel has confirmed that the creditors of the Company will only have claims against the insolvent estate of the local external company and not against My Power Solutions, Inc. or Poverty Dignified Inc in the United States. It is therefore managements position that there is no probable recourse that will have an adverse effect on Poverty Dignified, Inc.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On December 21, 2017, the Company entered into a Securities Purchase Agreement whereas, Crown Bridge Partners, LLC (the "buyer") wished to purchase from the Company securities consisting of the Company’s 8% convertible notes payable for an aggregate principal amount of up to $120,000. As additional consideration, the Company issued a Common Stock Purchase Warrant (the “warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. Due to the provisions of the warrant, the warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. On May 11, 2018, the Company repaid the convertible note payable. However, the warrant remains outstanding and the derivative liability associated with it was valued at $136 and $7,086 at February 28, 2019 and August 31, 2018, respectively.

On June 21, 2018, the Company issued a convertible note to Power Up Lending Group, LTD. for $128,000. The note bears interest at 12%, matures on March 30, 2019, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date. During the six months ended February 28, 2019, the holder’s option to convert became active and the Company recorded a derivative liability of $38,008, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The value of the derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On July 13, 2018, the Company entered into a Securities Purchase Agreement whereas, EMA Financial, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $83,500. On July 13, 2018, the Company issued a convertible promissory note (the “note”) to the buyer for $81,830 in proceeds, after a $1,670 original issue discount. The note matures on April 12, 2019. The note is convertible at a conversion price of 50% of the lowest trading price during the 10 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,340. Accordingly, the Company recorded a debt discount of $9,010. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $48,702, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the six months ended February 28, 2019, the holder effected four conversions for a total of 700,000 shares to extinguish a portion of the convertible note payable. As a result, the Company recorded a loss on extinguishment of debt of $18,490.

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

On November 6, 2018, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the "buyer") wishes to purchase from the Company a 12% convertible note for a principal amount of $111,000. On November 6, 2018, the Company issued a convertible promissory note (the “note”) to the buyer for $97,250 in proceeds, after a $13,750 reduction for issuance fees. The note matures on August 6, 2019. The note is convertible at a conversion price of 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice. At the closing, the Company paid closing costs and fees totaling $6,000. Accordingly, the Company recorded a debt discount of $19,750. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $15,063, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

The following table summarizes the balances of convertible notes payable:

	February 28,	August 31,
	2019	2018

Power Up Lending Group, LTD	$114,998	$125,667
EMA Financial, LLC	47,758	33,002
Power Up Lending Group, LTD	51,667	-
Auctus Fund, LLC	91,659	-

Convertible notes payable, net of discount	$306,082	$158,669

Amortization of the debt discounts recorded as interest expense during the six months ended February 28, 2019 and 2018 totaled $73,334 and $94,345, respectively.

Each of the convertible notes payable include a debt covenant stating that during the period the conversion right exists, the borrower will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the notes issued pursuant to the securities purchase agreement. The borrower is required at all times to have authorized and reserved between five to ten times the number of shares that would be issuable upon full conversion of the note. At April 15,2019, the Company did not have sufficient authorized and unissued common stock to meet the reserve demand of its convertible notes payable, and Management intends to rectify this deficit during the third quarter.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of February 28, 2019 and August 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The following weighted-average assumptions were used at February 28, 2019 and August 31, 2018:

	February 28,	August 31,
	2019	2018

Expected term	0.082-3.81 years	0.614-4.31 years
Expected average volatility	102.00%-124.39%	85.45%-130.21%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.44%-2.51%	2.46%-2.74%

The following table summarizes the balances of derivative liabilities:

	February 28,	August 31,
	2019	2018

Power Up Lending Group, LTD.	$6,045	$-
EMA Financial, LLC	-	49,134
Auctus Fund, LLC	2,303	-
Crown Bridge Partners, LLC - Warrant	136	7,086

Total derivative liabilities	$8,484	$56,220

The following table summarizes the change in derivative liabilities included in the balance sheet for the six months ended February 28, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - August 31, 2018	$56,220
Addition of new derivative liabilities as debt discounts, upon issuance of warrants and convertible notes	15,063
Addition of new derivative liabilities as debt discounts, upon holder's option becoming active	38,008
Reduction in derivative liabilities due to conversions of convertible notes to common stock	(3,410)
Gain on change in fair value of derivative liabilities	(97,397)

Balance - February 28, 2019	$8,484

NOTE 8 – INCOME TAXES

Due to continued operating losses, there is a full valuation against gross deferred tax assets for the period from inception through February 28, 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using effective tax rates is as follows:

	February 28,	August 31,
	2019	2018

Net operating loss carryforwards	$664,636	$630,534
Foreign net operating losses	275,306	274,803
Organization costs	49,640	51,916
Accrued payroll	228,701	212,932

Gross deferred tax asset	1,218,283	1,170,185

Valuation allowance	(1,218,283)	(1,170,185)

Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes is computed at a rate of 21% and 35% for federal income taxes for the six months ended February 28, 2019 and 2018, respectively, and at 28% for foreign income taxes is as follows:

	Six Months Ended February 28,
	2019	2018

Income tax computed at the federal statutory rate	$(89,796)	$(259,339)
Foreign income tax	(503)	(75,866)
Non-deductible stock compensation expense	42,201	30,012
Other	-	(30,029)

Total	(48,098)	(335,222)

Change in valuation allowance	48,098	335,222

Provision for income taxes	$-	$-

As of February 28, 2019, the Company had net operating loss carryforwards in the amount of $4,148,169, of which $3,164,932 was incurred in the U.S. and $983,237 was the result of cumulative operating losses of the Company’s subsidiaries in South Africa, which have now been discontinued. Because of the Company’s lack of earnings history and uncertainty regarding the usability of the losses from its discontinued operation in South Africa, the net operating loss carryforwards and other deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $48,098 and $335,222 during the six months ended February 28, 2019 and 2018, respectively.

Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029. Federal net operating losses incurred in 2018 and after carryforward indefinitely.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Former Officer

On March 13, 2016, John K. Lowther, now former Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at February 28, 2019 and August 31, 2018 is $6,725. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $208,160 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2018, Power It Perfect, Inc. loaned the Company an additional $678,358 for working capital and other purposes in exchange for promissory notes. All the notes bear interest at five percent per annum, are non-collateralized and due on demand, as soon as the Company has operating cash flow available for repayment. The balance of the notes payable was $1,114,207 at February 28, 2019 and August 31, 2018. Accrued interest on the notes, which is included in accrued expenses, totaled $29,926 and $2,300 at February 28, 2019 and August 31, 2018, respectively. There are no conversion provisions associated with the notes.

Stock-Based Compensation

During the six months ended February 28, 2019, the Company issued 1,288,758 shares to employees of an affiliated company for services rendered to the Company. These services were valued at the market value of shares at the time of issuance. The stock-based compensation expense recognized by the Company for the six months ended February 28, 2019 totaled $200,957.

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

The major classes of line items constituting the loss from discontinued operation are presented in the table below.

	Six Months Ended February 28,
	2019	2018

Revenue	$-	$-
Franchise and operating expenses	(1,798)	(216,810)
Loss on impairment of property and equipment	-	(54,141)

Loss from discontinued operation	$(1,798)	$(270,951)

The major components of the assets and liabilities of the discontinued operation are presented in the table below.

	February 28,	August 31,
	2019	2018

Assets:
Prepaid expenses and other assets	$2,271	$2,174

Current assets of discontinued operation	$2,271	$2,174

Liabilities:
Accounts payable	$17,559	$16,812
Accrued payroll and expenses	35,123	41,560
Other liabilities	356,999	356,999

Current liabilities of discontinued operation	$409,681	$415,371

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 15, 2019, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as follows:

Since February 28, 2019, the Company has issued 7,364,063 shares of common stock for the conversion of $43,935 of principal on convertible promissory notes.

On April 2, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $25,000, resulting in $22,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on December 2, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

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

Background Overview

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Belmont, North Carolina. The Company was established as a renewable energy company, incubating solar technologies to establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity with Franchise Disclosure Documents for franchise sales in both the United States and South African markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations in Africa. My Power Solutions Bahamas, Inc., a wholly-owned subsidiary of My Power Solutions, Inc., is a Delaware Corporation, and was formed on June 14, 2018 to establish itself as a renewable energy solutions company in the Bahamas. B4dignity, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on January 18, 2019 to be a cause marketing company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2019, the Company had cash of $19,194, a working capital deficit of $3,005,657 and a stockholders’ deficit of $3,005,657. The Company has incurred net losses from start-up costs and minimal operations since inception to February 28, 2019 and has ceased operations of its subsidiary, My Power Solutions, Inc. in South Africa. As a result, as of February 28, 2019, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will continue to pursue bridge capital as needed. The Company’s $3,033,264 of total liabilities at February 28, 2019 includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to current and former Company management, and $6,725 due to a former officer of the Company, all of which we believe, but cannot guarantee, we can delay payment on over the next twelve months. During the six months ended February 28, 2019, we received net proceeds totaling $147,250 from two convertible notes payable. For all of our convertible notes payable, payments become due in fiscal year 2019, or can be repaid through conversion into the Company’s common stock. During the six months ended, and also subsequent to February 28, 2019, payments totaling $58,035 have been netted against the outstanding principal of convertible notes payable through the issuance of common stock. Additionally, subsequent to February 28, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD. in the amount of $25,000, resulting in net proceeds of $22,000 to the Company after the payment of debt issuance costs. As such, we believe we have the capabilities and available resources to continue for the next twelve months, although we cannot guarantee that we will be able to do so.

Plan of Operation

As a renewable energy Company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and media distribution infrastructures in rural communities across the globe to empower the individual, community and local economy. Plans are underway to recapitalize the Company over the next two quarters, which if successful, would provide the necessary operational capital to execute its plan of operation.

The core values of the Company are 1) To be a renewable energy company focused on community development that champions the cause of dignity for a forgotten people by empowering them to implement practical solutions through an intentional, hands on engagement model that promotes entrepreneurial education, micro-business incubation and installation of basic solar power solutions. 2) To implement entrepreneurial education programs that strengthen and enhance the local community through actionable awareness of basic solar technology, discovery and implementation of business development opportunities and hands-on vocational training programs. 3) To develop a repeatable micro-business incubation model (with an emphasis on apprenticeships) that creates a sustainable economic development blueprint for rural communities to improve the quality of life for everyone. 4) To install basic solar power solutions as a transformation catalyst to kickstart the stalled economic growth problems in rural communities.

We want to promote a cycle of sustainability in rural communities. We also recognize a need for reliable and affordable power, and we believe solar power is the best solution for rural settings. For this reason, we intend to combine entrepreneurial education, micro-business development and solar power installations – with the hope of creating jobs through micro-business development and installation of solar power in rural communities to achieve the goal of stimulating economic growth and creating a pathway out of poverty into dignity.

We are not a charity, and we are not under any impression that we need to rescue rural communities. We are a for profit business that believes in developing integrated business partnerships to create opportunities for empowerment for everyone. It is our goal to do two things: 1) integrate solar technology solutions that will improve power efficiency and 2) facilitate business development through entrepreneurial education and community development.

In June 2018, the Company established My Power Solutions Bahamas, Inc. to begin offering renewable energy solutions throughout the Bahamas, but to date has no operations. On January 18, 2019, the Company established B4dignity, Inc. as a cause marketing company focused on lowering the cost of solar power for rural communities, but to date has no operations. We plan to partner with rural communities to create micro-business opportunities that invite the opportunity to pilot the implementation of low-cost, energy efficient solar power generation and power storage products. In this way, funding for solar energy solutions in rural communities won’t be a pipe dream but rather a realistic and achievable goal. Through an established eco-system of partners who provide basic products and services to the community, we can champion the rural community development story, and build a diversified online platform to facilitate e-commerce marketing efforts that can achieve sustainable business growth to help fund the implementation of basic solar power for the community. With an apprenticeship approach and vocational skills training programs, individuals in rural communities can apply their skills and training anywhere they wish, either to grow a business of their own or as a valuable employee of an existing local business to support their family and community.

A portion of all sales from products and services will be used to offset the initial cost of installing solar power for a family or school in the community. By sharing their story, we will elevate the voice of the rural community and highlight the sustainable micro-business development model we are helping to champion as a model for rural communities. We believe this is a repeatable model that can be implemented in any rural community across the globe to provide renewable solar power and sustainable business development.

In addition to working with local community business partners to install solar power solutions and provide business development skills training, we are also building joint venture relationships with technology companies that are revolutionizing solar power technology and battery power management. We are already seeing positive results that may lead to significant efficiency improvements and lower the cost for solar power generation and distribution, which would make solar power available to everyone at an affordable price. We believe these new solutions could make a powerful impact on society and transform rural communities, which in turn would drive revenue for the Company.

Results of Operations

For the three and six months ended February 28, 2019

There were no revenues for the three and six months ended February 28, 2019. The net loss from continuing operations for the three and six months ended February 28, 2019 was $66,125 and $427,595, respectively.

Our primary expenses for the six months ended February 28, 2019 were related payroll expenses of $84,826, non-cash stock-based compensation expense of $200,957, and professional fees of $81,210. $76,087 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s current and former management team. Interest expense for the six months ended February 28, 2019 totaled $121,562, of which $73,334 related to amortization of debt discounts.

The Company recorded a gain on the changes in fair value of derivative liabilities of $97,397 for the six months ended February 28, 2019. Due to principal payments made through the conversions of common stock, the Company recorded a loss on extinguishment of convertible notes of $18,490 for the six months ended February 28, 2019.

The loss from the discontinued operation was $1,798 during the six months ended February 28, 2019.

For the three and six months ended February 28, 2018

There were no revenues for the three and six months ended February 28, 2018. As a result, we had a net loss from continuing operations of $432,855 and $740,969, respectively, for the three and six months ended February 28, 2018.

Our expenses for the six months ended February 28, 2018 primarily consisted of payroll expenses of $162,699, non-cash stock-based compensation expense of $85,750 and $76,567 of professional fees. $141,425 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s current and former management team.

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

The loss from the discontinued operation was $270,951 during the six months ended February 28, 2018.

Liquidity and Capital Resources

In May 2018, we ceased all operations of MPS South Africa. Though we formed MPS Bahamas on June 14, 2018 and B4dignity, Inc. on January 18, 2019, both companies are not currently operational and have engaged in no material business activities. As a result, the Company currently has no operations.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company plans to defer certain payments. The Company’s $3,077,976 of total liabilities at February 28, 2019, includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to current and former Company management, and $6,725 due to a former officer of the Company, all of which we believe, but cannot guarantee, we can delay payment on over the next twelve months.

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

Equity Offerings

Since August 31, 2018, there have been no additional equity offerings.

Convertible Notes

Since August 31, 2018, the Company has engaged in the following transactions:

•	On September 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $53,000, resulting in $50,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on July 15, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On November 6, 2018, the Company issued a convertible promissory note to Auctus in the amount of $111,000, resulting in $97,250 of net proceeds to the Company after the payment of debt issuance costs totaling $12,750. The Auctus note matures on August 6, 2019 and bears interest at 12%. The Auctus note is convertible into shares of common stock at the lesser of market price at the date of the conversion or 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice.

•	On January 17, 2019, 50,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $3,250 of principal on a convertible promissory note.

•	On January 29, 2019, 100,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $3,500 of principal on a convertible promissory note.

•	On February 7, 2019, 150,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $4,000 of principal on a convertible promissory note.

•	On February 20, 2019, 400,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $3,350 of principal on a convertible promissory note.

•	On March 5, 2019, 602,778 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $7,595 of principal on a convertible promissory note.

•	On March 20, 2019, 600,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $2,020 of principal on a convertible promissory note.

•	On March 21, 2019, 632,667 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $4,745 of principal on a convertible promissory note.

•	On March 26, 2019, 632,000 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $4,740 of principal on a convertible promissory note.

•	On March 27, 2019, 632,667 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $4,745 of principal on a convertible promissory note.

•	On March 28, 2019, 660,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $1,833 of principal on a convertible promissory note.

•	On March 28, 2019, 633,117 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $4,875 of principal on a convertible promissory note.

•	On April 1, 2019, 632,051 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $4,930 of principal on a convertible promissory note.

•	On April 2, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $25,000, resulting in $22,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on December 2, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On April 9, 2019, 854,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $1,622 of principal on a convertible promissory note.

•	On April 9, 2019, 632,609 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $2,910 of principal on a convertible promissory note.

•	On April 10, 2019, 852,174 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $3,920 of principal on a convertible promissory note.

Related Party Notes Payable

Since August 31, 2018, there have been no additional borrowings or repayments of notes payable to related party. Accrued interest on the notes totaled $16,189 and $2,300 at February 28, 2019 and August 31, 2018, respectively.

Cash

As of February 28, 2019, the Company had cash of $19,194, an increase of $17,375 during the six months ended February 28, 2019. Our net cash used in operating activities of our continuing operation was only $114,146 for the six months ended February 28, 2019. However, we do not currently have enough cash on hand to deploy our business plan in 2019. To achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and by securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

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

As of April 15, 2019, while we have a third-party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

If we are able to raise additional capital, we anticipate having sufficient funds to at least partially, if not fully, implement our plans by August 31, 2019. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended February 28, 2019, the Company issued 1,288,758 shares under restricted stock agreements for $-0- in proceeds. The Company record stock-based compensation expense of $200,957 related to these shares.

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

/s/ Matthew D. Alpeter
Matthew D. Alpeter
Chief Executive Officer
(Principal Executive Officer)

/s/ George C. Critz, III
George C. Critz, III
Chief Financial Officer
(Principal Financial Officer)

Dated: April 15, 2019

