Form 10-Q
period 2019-05-31
Poverty Dignified, Inc.
filed 2019-07-19
CIK 1591615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ________________

Commission file number: ____________

Poverty Dignified, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3754609
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6428 W. Wilkinson Boulevard, Suite 305

Belmont, North Carolina 28012

Telephone No.: (928) 713-2386

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 19, 2019, there were 98,836,516 shares of the registrant's common stock issued and outstanding.

Poverty Dignified, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Poverty Dignified, Inc.

Consolidated Balance Sheets

Unaudited

	May 31, 2019	August 31, 2018

ASSETS

Current assets
Cash	$40,927	$1,819
Prepaid expenses and other current assets	6,221	10,092
Current assets of discontinued operation	2,190	2,174
Total current assets	49,338	14,085

Total assets	$49,338	$14,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$37,714	$53,777
Notes payable - related party	1,114,207	1,114,207
Accrued payroll expenses	1,089,950	1,013,863
Accrued expenses	51,005	6,330
Due to former officer	6,725	6,725
Convertible notes payable, net of discount of $23,706 and $52,831, respectively	230,654	158,669
Derivative liabilities	141,533	56,220
Current liabilities of discontinued operation	407,807	415,371
Total current liabilities	3,079,595	2,825,162

Total liabilities	3,079,595	2,825,162

Stockholders' equity (deficit):
Preferred stock par value $.0001: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $.0001: 2,490,000,000 shares authorized; 82,646,606 and 10,107,394 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	8,265	1,011
Series E preferred stock par value $.001: 1,000,000 shares authorized; 1,000,000 and no shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	1,000	-
Additional paid in capital	10,057,903	8,812,361
Accumulated deficit	(13,069,212)	(11,596,587)
Accumulated other comprehensive loss - discontinued operation	(28,213)	(27,862)
Total stockholders' equity (deficit)	(3,030,257)	(2,811,077)

Total liabilities and stockholders' equity (deficit)	$49,338	$14,085

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018

General and administrative
Payroll	$16,602	$56,962	$101,428	$219,661
Stock-based compensation expense	136,061	29,000	337,018	114,750
Professional fees	36,991	7,550	118,201	84,117
Advertising	-	214	102	214
Travel	577	-	2,296	11,596
Other	3,816	3,930	19,942	18,929
Total general and administrative	194,047	97,656	578,987	449,267

Total operating expenses	194,047	97,656	578,987	449,267

Net operating loss	(194,047)	(97,656)	(578,987)	(449,267)

Interest expense	(63,662)	(54,390)	(185,224)	(175,096)
Gain (loss) on valuation of derivative liabilities	(133,049)	43,537	(35,652)	(83,632)
Loss on extinguishment of convertible notes	(550,990)	(78,340)	(569,480)	(168,431)
Debt penalty recovery (expense)	(30,000)	5,104	(30,000)	(46,288)
Loss on cashless exercise of warrants	(71,484)	-	(71,484)	-
Gain on prepayment of convertible notes	-	2,967	-	2,967

Net loss from continuing operations	(1,043,232)	(178,778)	(1,470,827)	(919,747)

Loss from discontinued operation	-	(147,992)	(1,798)	(364,802)

Net loss	(1,043,232)	(326,770)	(1,472,625)	(1,284,549)

Other comprehensive income (loss):
Foreign currency translation adjustment - discontinued operation	1,793	(4,654)	(351)	(8,606)

Comprehensive loss	$(1,041,439)	$(331,424)	$(1,472,976)	$(1,293,155)

Basic and diluted net loss per common share
-Continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.10)
-Discontinued operation	-	(0.02)	(0.00)	(0.04)
Net loss per share	$(0.02)	$(0.04)	$(0.03)	$(0.14)

Weighted average common shares outstanding
-Basic and diluted	47,371,379	9,232,394	46,377,000	9,004,622

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Unaudited

	Common Stock		Series E Preferred Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

For the nine months ended May 31, 2019

Balance at August 31, 2018	10,107,394	$1,011	-	$-	$8,812,361	$(11,596,587)	$(27,862)	$(2,811,077)

Stock-based compensation	1,288,758	129	-	-	200,828	-	-	200,957
Net loss	-	-	-	-	-	(363,268)	-	(363,268)
Other comprehensive loss	-	-	-	-	-	-	(2,973)	(2,973)

Balance at November 30, 2018	11,396,152	1,140	-	-	9,013,189	(11,959,855)	(30,835)	(2,976,361)

Issuance of common stock through conversion of convertible notes payable	700,000	70	-	-	35,930	-	-	36,000
Net loss	-	-	-	-	-	(66,125)	-	(66,125)
Other comprehensive income	-	-	-	-	-	-	829	829

Balance at February 28, 2019	12,096,152	1,210	-	-	9,049,119	(12,025,980)	(30,006)	(3,005,657)

Issuance of common stock through conversion of convertible notes payable	67,352,971	6,735	-	-	802,559	-	-	809,294
Issuance of common stock for exercise of warrants	3,107,983	311	-	-	71,173	-	-	71,484
Stock-based compensation	89,500	9	1,000,000	1,000	135,052	-	-	136,061
Net loss	-	-	-	-	-	(1,043,232)	-	(1,043,232)
Other comprehensive income	-	-	-	-	-	-	1,793	1,793

Balance at May 31, 2019	82,646,606	$8,265	1,000,000	$1,000	$10,057,903	$(13,069,212)	$(28,213)	$(3,030,257)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Series E Preferred Stock		Additional		Accumulated Other	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

For the nine months ended May 31, 2018

Balance at August 31, 2017	8,511,850	$851	-	$-	$8,272,310	$(9,784,847)	$(41,665)	$(1,553,351)

Issuance of common stock	16,800	2	-	-	17,098	-	-	17,100
Issuance of common stock through conversion of convertible notes payable	131,152	13	-	-	126,063	-	-	126,076
Reclassification of beneficial conversion feature to derivative liabilities	-	-	-	-	(51,075)	-	-	(51,075)
Net loss	-	-	-	-	-	(427,119)	-	(427,119)
Other comprehensive loss	-	-	-	-	-	-	(1,029)	(1,029)

Balance at November 30, 2017	8,659,802	866	-	-	8,364,396	(10,211,966)	(42,694)	(1,889,398)

Issuance of common stock through conversion of convertible notes payable	132,592	13	-	-	63,931	-	-	63,944
Stock-based compensation	175,000	17	-	-	85,733	-	-	85,750
Net loss	-	-	-	-	-	(530,660)	-	(530,660)
Other comprehensive loss	-	-	-	-	-	-	(2,923)	(2,923)

Balance at February 28, 2018	8,967,394	896	-	-	8,514,060	(10,742,626)	(45,617)	(2,273,287)

Issuance of common stock through conversion of convertible notes payable	430,000	44	-	-	125,457	-	-	125,501
Stock-based compensation	100,000	10	-	-	28,990	-	-	29,000
Net loss	-	-	-	-	-	(326,770)	-	(326,770)
Other comprehensive loss	-	-	-	-	-	-	(4,654)	(4,654)

Balance at May 31, 2018	9,497,394	$950	-	$-	$8,668,507	$(11,069,396)	$(50,271)	$(2,450,210)

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	May 31, 2019	May 31, 2018

Cash Flows From Operating Activities
Net loss from continuing operations	$(1,470,827)	$(919,747)
Loss from discontinued operation	(1,798)	(364,802)
Net loss	(1,472,625)	(1,284,549)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Stock-based compensation expense	337,018	114,750
Amortization of debt discounts	114,946	129,934
Loss on valuation of derivative liabilities	35,652	83,632
Loss on extinguishment of convertible notes	569,480	168,431
Debt penalty expense	30,000	46,288
Loss on cashless exercise of warrants	71,484	-
Gain on prepayment of convertible notes	-	(2,967)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,871	5,658
Accounts payable	(16,063)	(10,226)
Accrued payroll expenses	76,087	193,644
Accrued expenses	62,939	19,482
Net cash used in operating activities - continuing operations	(185,413)	(171,121)
Adjustments to reconcile loss from discontinued operation to net cash used in operating activities - discontinued operation:
Loss on impairment of property and equipment of discontinued operation	-	54,141
Changes in discontinued operation assets and liabilities	(7,580)	38,727
Net cash used in operating activities - discontinued operation	(9,378)	(271,934)
Net cash used in operating activities	(194,791)	(443,055)

Cash Flows From Financing Activities
Proceeds from notes payable - related party	-	580,800
Payments on notes payable - related party	-	(11,543)
Advances from (payments to) former officer, net	-	(219)
Issuance of common stock	-	17,100
Proceeds from convertible notes payable	240,250	186,500
Repayments of convertible notes payable	-	(301,560)
Debt issuance costs	(6,000)	(19,500)
Net cash provided by financing activities - continuing operations	234,250	451,578
Net cash provided by financing activities	234,250	451,578

Effect of foreign currency translation - discontinued operation	(351)	(8,606)

Net increase (decrease) in cash	39,108	(83)
Cash - beginning of period	1,819	2,039
Cash - end of period	$40,927	$1,956

Non-Cash Financing Activities:
Debt issuance costs netted from proceeds on convertible notes payable	$26,750	$-
Original issue discount in connection with convertible note payable	$-	$12,500
Issuance of common stock through conversion of convertible notes payable	$845,294	$315,521
Reclassification of beneficial conversion feature to derivative liabilities	$-	$51,075

Supplementary Disclosure Of Cash Flow Information
Cash paid during the period for interest	$-	$39,516
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Poverty Dignified, Inc. Notes to Unaudited Consolidated Financial Statements May 31, 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Poverty Dignified, Inc. was incorporated in the State of Nevada on September 27, 2013, and is headquartered in Belmont, North Carolina. The Company was established as a renewable energy company, incubating solar technologies to establish electrification, education, connectivity and community development infrastructures in rural communities across the globe to empower the individual, community and local economy. My Power Solutions, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc., was incorporated in the State of Nevada on March 13, 2014 as a franchise business opportunity in the United States and Global Markets. Africhise, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on August 28, 2015 to be the franchise management arm of My Power Solutions, Inc's franchise operations. My Power Solutions Bahamas, Inc., a wholly-owned subsidiary of My Power Solutions, Inc., is a Delaware Corporation, and was formed on June 14, 2018 to establish itself as a renewable energy solutions company in the Bahamas. B4dignity, Inc., a wholly-owned subsidiary of Poverty Dignified, Inc. is a Delaware Corporation, and was formed on January 18, 2019 to be a cause marketing company.

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

The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended August 31, 2018. The interim results for the nine months ended May 31, 2019 are not necessarily indicative of results for the full fiscal year.

The consolidated financial statements include the accounts of Poverty Dignified, Inc., My Power Solutions, Inc., Africhise, Inc., and My Power Solutions Bahamas, Inc., and B4dignity, Inc. However, My Power Solutions Bahamas, Inc. and B4dignity, Inc. have yet to establish operations and have minimal activity to date. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as Poverty Dignified, or the Company.

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

Since it has been classified as a discontinued operation, the balance sheet amounts and results of operations for My Power Solutions, Inc. in South Africa have been reclassified from their historical presentation to assets and liabilities of discontinued operation on the Consolidated Balance Sheets and to discontinued operation on the Consolidated Statements of Operations and Comprehensive Loss, respectively, for all periods presented. Losses associated with impairment of assets are recorded in discontinued operation in the period of the disposal. The Consolidated Statements of Cash Flows has also been reclassified for assets, liabilities and results of the discontinued operation for all periods presented. See Note 11 for more details regarding the discontinued operation.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2019, the Company had cash of $40,927, a working capital deficit of $3,030,257 and a stockholders’ deficit of $3,030,257. The Company has incurred net losses from start-up costs and minimal operations since inception to May 31, 2019 and has ceased operations of its subsidiary, My Power Solutions, Inc. in South Africa. As a result, as of May 31, 2019, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will continue to pursue bridge capital as needed. The Company’s $3,079,595 of total liabilities at May 31, 2019 includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to current and former Company management, and $6,725 due to a former officer of the Company, all of which we believe, but cannot guarantee, we can delay payment on over the next twelve months. During the nine months ended May 31, 2019, we received net proceeds totaling $240,250 from four convertible notes payable. For all of our convertible notes payable, payments become due in the fourth quarter of fiscal year 2019 or in early fiscal year 2020, or can be repaid through conversion into the Company’s common stock. During the nine months ended, payments totaling $254,140 have been netted against the outstanding principal of convertible notes payable through the issuance of common stock. Based on our current cash position and our ability to issue additional convertible notes payable to our lending partners, we believe we have the capabilities and available resources to continue for the next twelve months, although we cannot guarantee that we will be able to do so.

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

Cash

The Company maintains funds in financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). As such, funds are insured based on Federal Reserve limits. The Company has not experienced any losses in the past, and management believes it is not exposed to any significant credit risk on the current account balances, which do not exceed FDIC limits. At times, cash balances may exceed insured limits.

The Company has determined that the functional currency of its foreign subsidiaries is the local currency. At May 31, 2019 and August 31, 2018, the Company had no cash in foreign bank accounts.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to a professional fee retainer and short-term deposits.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. As of May 31, 2019 and August 31, 2018, property and equipment consists of computer equipment with a total cost of $1,607 and accumulated depreciation of $1,607. There was no depreciation expense during the nine months ended May 31, 2019 and 2018.

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As a result of the discontinued operation in South Africa, during the nine months ended May 31, 2018, the solar equipment for containers was written down to its net realizable value of $-0- and the Company recognized a loss on impairment of $54,141.

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

Advertising

Advertising expenditures are charged to expense as incurred and are included in general and administrative expense. Total advertising expense for the nine months ended May 31, 2019 and 2018 was $102 and $214, respectively.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2019 and August 31, 2018, measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

May 31, 2019
Liabilities
Derivative liabilities	$-	$-	$141,533	$141,533

August 31, 2018
Liabilities
Derivative liabilities	$-	$-	$56,220	$56,220

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

Tax years 2015 and forward remain open to examination under United States statute of limitations. Management is not aware of any material uncertain tax positions and no liability has been recognized at May 31, 2019 or August 31, 2018.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Potential dilutive securities outstanding at May 31, 2019 and August 31, 2018 include convertible notes payable convertible into approximately 81,000,000 and 149,100,000, respectively, shares of common stock and common stock purchase warrants convertible into approximately 17,800,000 and 20,900,000, respectively, shares of common stock. These items are not included in the computation of diluted earnings per share due to their anti-dilutive effect from continuing losses.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the discontinued foreign operation of My Power Solutions, Inc. is the local currency. The assets and liabilities of the discontinued foreign operation for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the period. The accumulated foreign currency translation adjustment is presented as a component of accumulated other comprehensive loss in the consolidated statement of changes in stockholders’ equity (deficit). Gains and losses on foreign current transactions, if any, are recorded in earnings in the period of settlement.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of operations.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2013, the Company authorized the issue of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock at a par value of $.0001. To meet the reserve demand for its convertible note holders and to have adequate shares available for future acquisitions, the Company increased its authorized shares of common stock to 490,000,000 on May 21, 2019 and again to 2,490,000,000 on May 28, 2019. There is a total of 82,646,606 and 10,107,394 shares of common stock issued and outstanding at May 31, 2019 and August 31, 2018, respectively. Preferred stockholders could receive preferential treatment relative to declared dividends, should there be any, and to distributions upon a liquidation event. As of May 31, 2019, no preferred stock has been issued.

During the nine months ended May 31, 2019, the Company issued 1,378,258 shares of common stock for stock compensation expense of $201,718, 3,107,983 shares of common stock for loss on cashless exercise of warrants of $71,484, and 68,052,971 shares of common stock through conversions of convertible notes payable and recognized a loss on extinguishment of convertible notes of $569,480. During the nine months ended May 31, 2018, the Company issued 10,800 shares of common stock at a discounted price of $0.75 per share and 6,000 shares at a price of $1.50 for total proceeds of $17,100, 275,000 shares of common stock for stock compensation expense of $114,750, and 693,744 shares of common stock through conversions of convertible notes payable and recognized a loss on extinguishment of convertible notes of $168,431.

On May 21, 2019, the Company amended its Articles of Incorporation in the State of Nevada to designate a series of preferred stock, the Series E Preferred Stock. The Company established 1,000,000 shares of the Series E Preferred Stock as available for issuance. The Series E Preferred Stock is not convertible into common stock, nor does the Series E Preferred Stock have any right to dividends and any liquidation preference. The Series E Preferred Stock entitles its holder to a number of votes per share equal to sixty-six and two thirds of the voting rights of the Company. On May 28, 2019, the Company issued 500,000 shares of its Series E Preferred Stock to its President, Matthew D. Alpeter, and 500,000 shares of its Series E Preferred Stock to its Chief Financial Officer, George C. Critz, III. The Company valued the Series E Preferred Stock issued to these officers at $135,300 based on a valuation performed by an independent valuation firm. The valuation was performed in accordance with the fair value standard set forth in ASC 820-10-35-37, Fair Value in Financial Instruments. The valuation used a market value approach to estimate the fair value of the Series E Preferred Stock which represent a permanent controlling voting interest in the Company. As such, the Company recorded stock-based compensation expense of $135,300 for the issuance of the Series E Preferred Stock.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On December 21, 2017, the Company entered into a Securities Purchase Agreement whereas, Crown Bridge Partners, LLC (the "buyer") wished to purchase from the Company securities consisting of the Company’s 8% convertible notes payable for an aggregate principal amount of up to $120,000. As additional consideration, the Company issued a Common Stock Purchase Warrant (the “warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. Due to the provisions of the warrant, the warrant was classified as a derivative warrant liability, the fair value of which was determined using the Black-Scholes valuation model. On May 11, 2018, the Company repaid the convertible note payable. The warrant remained outstanding after the repayment of the convertible note payable (see Notes 7 and 8).

On June 21, 2018, the Company issued a convertible note to Power Up Lending Group, LTD. for $128,000. The note bears interest at 12%, matures on March 30, 2019, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date. During the nine months ended May 31, 2019, the holder’s option to convert became active and the Company recorded a derivative liability of $38,008, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The value of the derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the nine months ended May 31, 2019, the holder exercised its conversion options to settle the note payable of $128,000 plus accrued interest of $7,680 in exchange for 26,281,973 shares of the Company’s common stock. As a result, the Company recorded a loss on extinguishment of debt of $266,660.

On July 13, 2018, the Company entered into a Securities Purchase Agreement whereas, EMA Financial, LLC (the "buyer") wishes to purchase from the Company a 10% convertible note for a principal amount of $83,500. On July 13, 2018, the Company issued a convertible promissory note (the “note”) to the buyer for $81,830 in proceeds, after a $1,670 original issue discount. The note matured on April 12, 2019. The note is convertible at a conversion price of 50% of the lowest trading price during the 10 days prior to the conversion date. At the closing, the Company paid closing costs and a consulting fee totaling $7,340. Accordingly, the Company recorded a debt discount of $9,010. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $48,702, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the nine months ended May 31, 2019, the holder effected conversions for a total of 21,217,000 shares to extinguish a portion of the convertible note payable. As a result, the Company recorded a loss on extinguishment of debt of $198,773. Also during the nine months ended May 31, 2019, in accordance with the terms of the note agreement, the Company incurred debt penalties totaling $30,000 for market loss and for failure to timely replenish reserve shares, which was added to outstanding principal balance of the convertible note payable

On September 27, 2018, the Company issued a convertible note to Power Up Lending Group, LTD. for $53,000. The note bears interest at 12%, matures on July 15, 2019, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note did not become active until 180 days after the issuance date. During the nine months ended May 31, 2019, the holder exercised its conversion options to settle the note payable of $53,000 plus accrued interest of $3,180 in exchange for 11,467,898 shares of the Company’s common stock. As a result, the Company recorded a loss on extinguishment of debt of $53,788.

On November 6, 2018, the Company entered into a Securities Purchase Agreement whereas, Auctus Fund, LLC (the "buyer") wishes to purchase from the Company a 12% convertible note for a principal amount of $111,000. On November 6, 2018, the Company issued a convertible promissory note (the “note”) to the buyer for $97,250 in proceeds, after a $13,750 reduction for issuance fees. The note matures on August 6, 2019. The note is convertible at a conversion price of 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice. At the closing, the Company paid closing costs and fees totaling $6,000. Accordingly, the Company recorded a debt discount of $19,750. At issuance, the holder’s option to convert was active and the Company recorded a derivative liability of $15,063, in which the fair value of the embedded derivative was determined using the Black-Scholes valuation model. The derivative liability was attributed to debt discount. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each conversion or reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the nine months ended May 31, 2019, the holder effected conversions for a total of 9,086,100 shares to extinguish a portion of the convertible note payable. As a result, the Company recorded a loss on extinguishment of debt of $50,259.

On April 2, 2019, the Company issued a convertible note to Power Up Lending Group, LTD. for $25,000. The note bears interest at 12%, matures on February 15, 2020, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $3,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date.

On May 7, 2019, the Company issued a convertible note to Power Up Lending Group, LTD. for $78,000. The note bears interest at 12%, matures on March 15, 2020, and is convertible into common stock at 58% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company also recorded a $7,000 debt discount due to issuance fees. The holder’s conversion option under the note does not become active until 180 days after the issuance date.

The following table summarizes the balances of convertible notes payable:

	May 31,	August 31,
	2019	2018

Power Up Lending Group, LTD	$-	$125,667
EMA Financial, LLC	47,928	33,002
Auctus Fund, LLC	88,481	-
Power Up Lending Group, LTD	22,545	-
Power Up Lending Group, LTD	71,700	-

Convertible notes payable, net of discount	$230,654	$158,669

Amortization of the debt discounts recorded as interest expense during the nine months ended May 31, 2019 and 2018 totaled $114,946 and $129,934, respectively.

Each of the convertible notes payable include a debt covenant stating that during the period the conversion right exists, the borrower will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the notes issued pursuant to the securities purchase agreement. The borrower is required at all times to have authorized and reserved between five to ten times the number of shares that would be issuable upon full conversion of the note. At July 19,2019, the Company had sufficient authorized and unissued common stock to meet the reserve demand of its convertible notes payable.

NOTE 7 – WARRANTS EXERCISABLE INTO COMMON SHARES

As additional consideration for its convertible note payable agreement with Crown Bridge Partners (see Note 6), the Company issued a Common Stock Purchase Warrant (the “warrant”) for 32,000 shares at an exercise price of $1.25 over an exercise period of 5 years. The warrant has full ratchet price protection, cashless exercise rights, and an anti-dilution clause. During the nine months ended May 31, 2019, the anti-dilution clause was triggered, increasing the number of common shares from 32,000 to 21,164,021 at an exercise price of $0.00189.

On May 22, 2019, Crown Bridge Partners, LLC executed a cashless exercise of 3,386,243 warrant shares for 3,107,983 shares of common stock. As a result of the cashless exercise, the Company recorded a loss of $71,484.

For the periods ended August 31, 2018 and May 31, 2019, a summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Outstanding at August 31, 2017	-	-	-
Granted	32,000	1.25000	5.00
Exercised	-	-	-
Forfeited	-	-	-

Outstanding at August 31, 2018	32,000	1.25000	4.31
Granted	-	-	-
Anti-Dilution	21,132,021	0.00189	3.56
Exercised	(3,386,243)	0.00189	-
Forfeited	-	-	-

Outstanding at May 31, 2019	17,777,778	0.00189	3.56

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at May 31, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of May 31, 2019, the aggregate intrinsic value of warrants outstanding was $103,289 based on the closing market price of $0.0077 on May 31, 2019.

The Company determined the warrants qualify for derivative accounting as a result of the related issuance of the convertible note payable and based on the fact that the number of shares and exercise price can change due to market changes in the price of the common stock (see Note 8).

NOTE 8 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of May 31, 2019 and August 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The following weighted-average assumptions were used at May 31, 2019 and August 31, 2018:

	May 31,	August 31,
	2019	2018

Expected term	3.56 years	0.614-4.31 years
Expected average volatility	270.53%	85.45%-130.21%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.90%	2.46%-2.74%

The following table summarizes the balances of derivative liabilities:

	May 31,	August 31,
	2019	2018

EMA Financial, LLC	$-	$49,134
Crown Bridge Partners, LLC - Warrant	141,533	7,086

Total derivative liabilities	$141,533	$56,220

The following table summarizes the change in derivative liabilities included in the balance sheet for the nine months ended May 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - August 31, 2018	$56,220
Addition of new derivative liabilities as debt discounts, upon issuance of warrants and convertible notes	15,063
Addition of new derivative liabilities as debt discounts, upon holder's option becoming active	38,008
Reduction in derivative liabilities due to conversions of convertible notes to common stock	(3,410)
Loss on change in fair value of derivative liabilities	35,652

Balance - May 31, 2019	$141,533

NOTE 9 – INCOME TAXES

Due to continued operating losses, there is a full valuation against gross deferred tax assets for the period from inception through May 31, 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using effective tax rates is as follows:

	May 31,	August 31,
	2019	2018

Net operating loss carryforwards	$855,902	$630,534
Foreign net operating losses	275,306	274,803
Organization costs	48,502	51,916
Accrued payroll	228,701	212,932

Gross deferred tax asset	1,408,411	1,170,185

Valuation allowance	(1,408,411)	(1,170,185)

Net deferred tax asset	$-	$-

The Company has not recognized a deferred tax asset for its stock compensation expense due to its non-deductibility. The Company has no plans to pursue any tax benefits relative to its recognized stock compensation expense.

The reconciliation of income taxes is computed at a rate of 21% for federal income taxes for the nine months ended May 31, 2019 and 2018, and at 28% for foreign income taxes is as follows:

	Nine Months Ended May 31,
	2019	2018

Income tax computed at the federal statutory rate	$(308,497)	$(193,147)
Foreign income tax	(503)	(102,145)
Non-deductible stock compensation expense	70,774	24,097
Impact of rate change from 35% to 21%	-	512,105

Total	(238,226)	240,910

Change in valuation allowance	238,226	(240,910)

Provision for income taxes	$-	$-

As of May 31, 2019, the Company had net operating loss carryforwards in the amount of $5,058,962, of which $4,075,725 was incurred in the U.S. and $983,237 was the result of cumulative operating losses of the Company’s subsidiaries in South Africa, which have now been discontinued. Because of the Company’s lack of earnings history and uncertainty regarding the usability of the losses from its discontinued operation in South Africa, the net operating loss carryforwards and other deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $238,226 and decreased by $240,910 during the nine months ended May 31, 2019 and 2018, respectively.

Our federal net operating losses will begin to expire in 2034 and our state tax loss carryforwards will begin to expire in 2029. Federal net operating losses incurred in 2018 and after carryforward indefinitely.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to Former Officer

On March 13, 2016, John K. Lowther, now former Chief Executive Officer and Director, advanced the Company $12,916. The balance outstanding at May 31, 2019 and August 31, 2018 is $6,725. This advance does not bear interest.

Notes Payable – Related Party

During the year ended August 31, 2015, Power It Perfect, Inc. loaned the Company $194,500 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2016, Power It Perfect, Inc. loaned the Company $208,160 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2017, Power It Perfect, Inc. loaned the Company an additional $313,450 for working capital purposes in exchange for promissory notes. During the year ended August 31, 2018, Power It Perfect, Inc. loaned the Company an additional $678,358 (including $580,800 during the nine months ended May 31, 2018) for working capital and other purposes in exchange for promissory notes. All the notes bear interest at five percent per annum, are non-collateralized and due for repayment in installments as soon as the Company has a stream of revenue. Through May 31, 2019 and August 31, 2018, the Company had made repayments totaling $280,261 (including $11,543 during the nine months ended May 31, 2018.) As such, the balance of the notes payable was $1,114,207 at May 31, 2019 and August 31, 2018. Accrued interest on the notes, which is included in accrued expenses, totaled $43,968 and $2,300 at May 31, 2019 and August 31, 2018, respectively. There are no conversion provisions associated with the notes.

Stock-Based Compensation

During the nine months ended May 31, 2019, the Company issued 1,378,258 shares to employees of an affiliated company for services rendered to the Company. These services were valued at the market value of shares at the time of issuance. The stock-based compensation expense recognized by the Company for the nine months ended May 31, 2019 totaled $201,718.

On May 28, 2019, the Company issued 1,000,000 shares of Series E Preferred Stock to its President and Chief Financial Officer. Based on an independent valuation of the fair value of these shares, the Company recognized stock-based compensation expense of $135,300 for the nine months ended May 31, 2019.

During the nine months ended May 31, 2018, the Company issued 275,000 shares to employees of an affiliated company for services rendered to the Company. These services were valued at the market value of shares at the time of issuance. The stock-based compensation expense recognized by the Company for the nine months ended May 31, 2018 totaled $114,750.

NOTE 11 – DISCONTINUED OPERATION

In May 2018, the Company decided to withdraw all operations of My Power Solutions, Inc. in South Africa. The decision to cease the operations of My Power Solutions, Inc. in rural South African communities represents a strategic shift that impacts the Company’s financial reporting and results. As such, My Power Solutions, Inc. has been classified as a discontinued operation.

The major classes of line items constituting the loss from discontinued operation are presented in the table below.

	Nine Months Ended May 31,
	2019	2018

Revenue	$-	$-
Franchise and operating expenses	(1,798)	(310,661)
Loss on impairment of property and equipment	-	(54,141)

Loss from discontinued operation	$(1,798)	$(364,802)

The major components of the assets and liabilities of the discontinued operation are presented in the table below.

	May 31,	August 31,
	2019	2018

Assets:
Prepaid expenses and other assets	$2,190	$2,174

Current assets of discontinued operation	$2,190	$2,174

Liabilities:
Accounts payable	$16,934	$16,812
Accrued payroll and expenses	33,874	41,560
Other liabilities	356,999	356,999

Current liabilities of discontinued operation	$407,807	$415,371

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 19, 2019, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as follows:

Since May 31, 2019, the Company has issued 4,058,616 shares of common stock for the cashless exercise of outstanding warrants and 12,131,294 shares of common stock for the conversion of $8,070 of principal on convertible promissory notes.

On July 9, 2019, the Company entered into and consummated a Stock Purchase Agreement with Sun Ovens International, Inc. (“Sun Oven”) and its shareholders. In exchange for the issuance 1,000,000 shares of its common stock to the shareholders of Sun Oven, the Company acquired all the outstanding shares of Sun Oven, such that after the transaction, Sun Oven is a wholly-owned subsidiary of the Company. Sun Oven is a privately-held Illinois corporation engaged in the business of manufacturing and distributing sun powered devices for cooking, baking, and other functions. The Company has refocused its growth strategy and made a shift from organic growth to growth through acquisition. This acquisition marks the first step in this direction and allows the Company to vertically integrate.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2019, the Company had cash of $40,927, a working capital deficit of $3,030,257 and a stockholders’ deficit of $3,030,257. The Company has incurred net losses from start-up costs and minimal operations since inception to May 31, 2019 and has ceased operations of its subsidiary, My Power Solutions, Inc. in South Africa. As a result, as of May 31, 2019, these issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company will continue to pursue bridge capital as needed. The Company’s $3,079,595 of total liabilities at May 31, 2019 includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to current and former Company management, and $6,725 due to a former officer of the Company, all of which we believe, but cannot guarantee, we can delay payment on over the next twelve months. During the nine months ended May 31, 2019, we received net proceeds totaling $240,250 from four convertible notes payable. For all of our outstanding convertible notes payable, payments become due in the fourth quarter of fiscal year 2019 or in early fiscal year 2020, or can be repaid through conversion into the Company’s common stock. During the nine months ended, payments totaling $254,140 have been netted against the outstanding principal of convertible notes payable through the issuance of common stock. Based on our current cash position and our ability to issue additional convertible notes payable to our lending partners, we believe we have the capabilities and available resources to continue for the next twelve months, although we cannot guarantee that we will be able to do so.

Plan of Operation

As a renewable energy Company, Poverty Dignified remains committed to incubating solar technologies that establish electrification, education, connectivity and community development infrastructures in rural communities across the globe to empower the individual, community and local economy. Plans are underway to recapitalize the Company over the next two quarters, which if successful, would provide the necessary operational capital to execute its plan of operation.

The core values of the Company are 1) To be a renewable energy company focused on community development that champions the cause of dignity for a forgotten people by empowering them to implement practical solutions through an intentional, hands on engagement model that promotes entrepreneurial education, micro-business incubation and installation of basic solar power solutions. 2) To implement entrepreneurial education programs that strengthen and enhance the local community through actionable awareness of basic solar technology, discovery and implementation of business development opportunities and hands-on vocational training programs. 3) To develop a repeatable micro-business incubation model (with an emphasis on apprenticeships) that creates a sustainable economic development blueprint for rural communities to improve the quality of life for everyone. 4) To install basic solar power solutions as a transformation catalyst to kickstart the stalled economic growth in rural communities.

The Company strives to promote a cycle of sustainability in rural communities, and to recognize a need for reliable and affordable power, and we believe solar power is the best solution for rural settings. For this reason, we intend to combine entrepreneurial education, micro-business development and solar power installations – with the hope of creating jobs through micro-business development and installation of solar power in rural communities to achieve the goal of stimulating economic growth and creating a pathway out of poverty into dignity.

Poverty Dignified, Inc. is not a charity, and is not under any impression that it needs to rescue rural communities, but rather a for profit business, that believes in developing integrated business partnerships to create opportunities for empowerment for everyone. Poverty Dignified, Inc’s goal is: 1) to integrate solar technology solutions that will improve power efficiency and 2) facilitate business development through entrepreneurial education and community development.

In June 2018, the Company established My Power Solutions Bahamas, Inc. to begin offering renewable energy solutions throughout the Bahamas, but to date has minimal operations. On January 18, 2019, the Company established B4dignity, Inc. as a cause marketing company focused on lowering the cost of solar power for rural communities, but to date has minimal operations. It plans to partner with rural communities to create micro-business opportunities that invite interest in doing a pilot implementation of low-cost, energy efficient solar power generation and power storage products. In this way, funding for solar energy solutions in rural communities could become a realistic and achievable goal. Through an established eco-system of partners who provide basic products and services to the community, it can champion the rural community development story, and build a diversified online platform to facilitate e-commerce marketing efforts that can achieve sustainable business growth to help fund the implementation of basic solar power for the community. With an apprenticeship approach, and vocational skills training programs, individuals in rural communities can apply their skills and training anywhere they wish, either to grow a business of their own, or as a valuable employee of an existing local business to support their family and community.

A portion of all sales from products and services will be used to offset the initial cost of installing solar power for a family or school in the community. By sharing their story, the voice of rural communities can be elevated and highlight the sustainable micro-business development model that is being championed for rural communities. It is Poverty Dignified Inc’s belief that this is a repeatable model that can be implemented in any rural community across the globe to provide renewable solar power and sustainable community development.

In addition to working with local community business partners to install solar power solutions and provide business development skills training, Poverty Dignified, Inc is also building joint venture relationships with technology companies that are revolutionizing solar power technology and battery power management. It is already seeing positive results that may lead to significant efficiency improvements and lower the cost for solar power generation and distribution, which could make solar power available to everyone at an affordable price. These new solutions could make a powerful impact on the local economy and transform rural communities, which in turn, would drive revenue for the Company. Poverty Dignified, Inc. believes in changing lives and making a profit at the same time.

On July 9, 2019, the Company, in exchange for the issuance 1,000,000 shares of its common stock, the Company acquired all the outstanding shares of Sun Oven, such that after the transaction, Sun Oven is a wholly-owned subsidiary of the Company. Sun Oven is a privately-held Illinois corporation engaged in the business of manufacturing and distributing sun powered devices for cooking, baking, and other functions.

Results of Operations

For the three and nine months ended May 31, 2019

There were no revenues for the three and nine months ended May 31, 2019. The net loss from continuing operations for the three and nine months ended May 31, 2019 was $925,099 and $1,352,694, respectively.

Our primary expenses for the nine months ended May 31, 2019 were related payroll expenses of $101,428, non-cash stock-based compensation expense of $337,018, and professional fees of $118,201. $76,087 of the payroll expenses related to amounts accrued for, but not paid to, the Company’s current and former management team. Interest expense for the nine months ended May 31, 2019 totaled $185,224, of which $114,946 related to amortization of debt discounts.

The Company recorded a loss on the changes in fair value of derivative liabilities of $35,652 for the nine months ended May 31, 2019. Due to principal payments made through the conversions of common stock, the Company recorded a loss on extinguishment of convertible notes of $569,480 for the nine months ended May 31, 2019. Additionally, the Company recorded a debt penalty expense of $30,000 and loss on cashless exercise of warrants of $71,484 during the nine months ended May 31, 2019.

Significant expense and loss items for the three months ended May 31, 2019 included payroll of $16,602, non-cash stock-based compensation expense of $136,061, professional fees of $36,991, interest expense of $63,662, loss on the changes in fair value of derivative liabilities of $133,049, loss on extinguishment of debt of $550,990, debt penalty expense of $30,000, and a loss on cashless exercise of warrants of $71,484.

The loss from the discontinued operation was $-0- and $1,798 during the three and nine months ended May 31, 2019, respectively.

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

The Company needs to generate revenues or must raise additional capital, reduce expenses and curtail cash outflows in order to be able to accomplish its business plan. In the interim, the Company plans to defer certain payments. The Company’s $3,079,595 of total liabilities at May 31, 2019, includes $1,114,207 of notes payable to a related party, $1,089,950 of accrued payroll expenses due to current and former Company management, and $6,725 due to a former officer of the Company, all of which we believe, but cannot guarantee, we can delay payment on over the next twelve months.

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

Equity Offerings

On May 21, 2019, the Company amended its Articles of Incorporation in the State of Nevada to designate a series of preferred stock, the Series E Preferred Stock. The Company established 1,000,000 shares of the Series E Preferred Stock as available for issuance. The Series E Preferred Stock is not convertible into common stock, nor does the Series E Preferred Stock have any right to dividends and any liquidation preference. The Series E Preferred Stock entitles its holder to a number of votes per share equal to sixty-six and two thirds of the voting rights of the Company. On May 28, 2019, the Company issued 500,000 shares of its Series E Preferred Stock to its President, Matthew D. Alpeter, and 500,000 shares of its Series E Preferred Stock to its Chief Financial Officer, George C. Critz, III. The Company valued the Series E Preferred Stock issued to these officers at $135,300 based on a valuation performed by an independent valuation firm. The valuation was performed in accordance with the fair value standard set forth in ASC 820-10-35-37, Fair Value in Financial Instruments. The valuation used a market value approach to estimate the fair value of the Series E Preferred Stock which represent a permanent controlling voting interest in the Company. As such, the Company recorded stock-based compensation expense of $135,300 for the issuance of the Series E Preferred Stock.

Convertible Notes

Since August 31, 2018, the Company has engaged in the following transactions:

•	On September 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $53,000, resulting in $50,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on July 15, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On November 6, 2018, the Company issued a convertible promissory note to Auctus Fund, LLC in the amount of $111,000, resulting in $97,250 of net proceeds to the Company after the payment of debt issuance costs totaling $12,750. The note matures on August 6, 2019 and bears interest at 12%. The note is convertible into shares of common stock at the lesser of market price at the date of the conversion or 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice.

•	On April 2, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $25,000, resulting in $22,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on December 2, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On May 7, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $78,000, resulting in $71,000 in net proceeds to the Company after the payment of debt issuance costs totaling $7,000. The note matures on March 15, 2020. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	During the nine months ended May 31, 2019, 21,217,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $58,358 of principal on a convertible promissory note.

•	During the nine months ended May 31, 2019, 26,281,973 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $128,000 of principal, plus $7,680 of accrued interest, on a convertible promissory note.

•	During the nine months ended May 31, 2019, 11,467,898 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $53,000 of principal, plus $3,180 of accrued interest, on a convertible promissory note.

•	During the nine months ended May 31, 2019, 9,086,100 shares of common stock were issued to Auctus Fund, LLC for the conversion of $14,782 of principal, plus $7,404 of accrued interest, on a convertible promissory note.

•	On March 26, 2019, 632,000 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $4,740 of principal on a convertible promissory note.

•	On May 23, 2019, 3,107,983 shares of common stock were issued to Crown Bridge Partners, LLC for the cashless exercise of warrant shares.

•	On June 6, 2019, 4,058,616 shares of common stock were issued to Crown Bridge Partners, LLC for the cashless exercise of warrant shares.

•	Subsequent to May 31, 2019, 8,000,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $6,140 of principal on a convertible promissory note.

•	Subsequent to May 31, 2019, 4,131,294 shares of common stock were issued to Auctus Fund, LLC for the conversion of $1,930 of principal, plus $380 of accrued interest, on a convertible promissory note.

Related Party Notes Payable

Since August 31, 2018, there have been no additional borrowings or repayments of notes payable to related party. Accrued interest on the notes totaled $43,968 and $2,300 at May 31, 2019 and August 31, 2018, respectively.

Cash

As of May 31, 2019, the Company had cash of $40,927, an increase of $39,108 during the nine months ended May 31, 2019. Our net cash used in operating activities of our continuing operation was only $185,413 for the nine months ended May 31, 2019. However, we do not currently have enough cash on hand to deploy our business plan in 2019. To achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plan to continue as a going concern includes raising investment capital through leveraging equity in the Company, generating revenue through operations and by securing additional debt and/or equity financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans to raise additional investment capital or generate revenue through operations. Our ability to continue as a going concern is dependent upon management’s ability to successfully implement the plans described above. Management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve months, or thereafter, will not increase the need for us to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds in subsequent debt or equity financings, in which case the Company may be unable to meet its obligations.

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

As of July 19, 2019, while we have a third-party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2019, the Company issued 1,378,258 shares under restricted stock agreements for $-0- in proceeds. The Company record stock-based compensation expense of $201,718 related to these shares.

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

Dated: July 19, 2019

