Form 10-Q/A
period 2019-05-31
Poverty Dignified, Inc.
filed 2019-07-25
CIK 1591615

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

Yes ☐ No ☒

As of July 24, 2019, there were 1 75,267,834 shares of the registrant's common stock issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended May 31, 2019 as originally filed with the Securities and Exchange Commission on July 19, 2019 (the “Original Form 10-Q”): (i) Cover Page (ii) Item 1 of Part I “Financial Information,” and (iii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.

We have determined that our previously reported shares outstanding as of the filing date erroneously excluded several share issuances as a result of conversions of convertible debt that occurred after our quarter end day of May 31, 2019, but prior to our original filing date of July 19, 2019. Our amendment includes share issuances up through our amended filing date, July 24, 2019. As a result, we also updated our subsequent events disclosure on the notes to the financial statements and our discussion of changes in convertible debt in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, we removed a sentence stating that we had no operations at the date of the filing.

This amendment as a result of a change in the shares outstanding as of the filing date had no impact on the previously reported financial statements.

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

Each of the convertible notes payable include a debt covenant stating that during the period the conversion right exists, the borrower will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the notes issued pursuant to the securities purchase agreement. The borrower is required at all times to have authorized and reserved between five to ten times the number of shares that would be issuable upon full conversion of the note. At July 24, 2019, the Company had sufficient authorized and unissued common stock to meet the reserve demand of its convertible notes payable.

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

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 24, 2019, which is the date when these consolidated financial statements were issued, and is aware of none requiring disclosure, except as follows:

Since May 31, 2019, the Company has issued 1, 000,000 shares of common stock to its CEO for stock-based compensation, 1,000,000 shares of its common stock to consumma te the Stock Purchase Agreement noted below, 11,177,734 shares of common stock for the cashless exercise of outstanding warrants, and 7 9,443,494 shares of common stock for the conversion of $26,794 of principal on convertible promissory notes.

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

Subsequent to May 31, 2019, the Company issued 1,000,000 shares of common stock to its CEO as stock-based compensation.

Subsequent to May 31, 2019, the Company issued 1,000,000 shares of common stock to consummate the Stock Purchase Agreement noted above.

Convertible Notes

Since August 31, 2018, the Company has engaged in the following transactions:

•	On September 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $53,000, resulting in $50,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on July 15, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On November 6, 2018, the Company issued a convertible promissory note to Auctus Fund, LLC in the amount of $111,000, resulting in $97,250 of net proceeds to the Company after the payment of debt issuance costs totaling $12,750. The note matures on August 6, 2019 and bears interest at 12%. The note is convertible into shares of common stock at the lesser of market price at the date of the conversion or 55% of the lowest trading price during the 25-day period ending one trading day prior to the date of the conversion notice.

•	On April 2, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $25,000, resulting in $22,000 in net proceeds to the Company after the payment of debt issuance costs totaling $3,000. The note matures on December 2, 2019. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	On May 7, 2019, the Company issued a convertible promissory note to Power Up Lending Group, LTD in the amount of $78,000, resulting in $71,000 in net proceeds to the Company after the payment of debt issuance costs totaling $7,000. The note matures on March 15, 2020. After 180 days from the date of the note agreement, the note is convertible at a conversion price of 58% of the average of the lowest three trading price during the 10 days prior to the conversion date.

•	During the nine months ended May 31, 2019, 21,217,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $58,358 of principal on a convertible promissory note.

•	During the nine months ended May 31, 2019, 26,281,973 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $128,000 of principal, plus $7,680 of accrued interest, on a convertible promissory note.

•	During the nine months ended May 31, 2019, 11,467,898 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $53,000 of principal, plus $3,180 of accrued interest, on a convertible promissory note.

•	During the nine months ended May 31, 2019, 9,086,100 shares of common stock were issued to Auctus Fund, LLC for the conversion of $14,782 of principal, plus $7,404 of accrued interest, on a convertible promissory note.

•	On March 26, 2019, 632,000 shares of common stock were issued to Power Up Lending Group, LTD. for the conversion of $4,740 of principal on a convertible promissory note.

•	On May 23, 2019, 3,107,983 shares of common stock were issued to Crown Bridge Partners, LLC for the cashless exercise of warrant shares.

•	Subsequent to May 31, 2019, 11,177,734 shares of common stock were issued to Crown Bridge Partners, LLC for the cashless exercise of warrant shares.

•	Subsequent to May 31, 2019, 56,4 00,000 shares of common stock were issued to EMA Financial, LLC for the conversion of $19,724 of principal on a convertible promissory note.

•

Subsequent to May 31, 2019, 23,043,494 shares of common stock were issued to Auctus Fund, LLC for the conversion of $7,070 of principal, plus $1,511 of accrued interest, on a convertible promissory note.

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

As of July 24, 2019, while we have a third-party consultant to help us with our public reporting and disclosures we have not taken action to correct the material weaknesses identified above in our internal control over financial reporting. Once the Company has additional sales activities and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

